Form 10QSB
period 2005-11-30
Neoview Holdings Inc.
filed 2006-02-15
CIK 1314183

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended November 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-122557

NEOVIEW HOLDINGS INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-1970137 (IRS Employer Identification No.)
3702 South Virginia Street, #G12-401, Reno, Nevada 89502 (Address of principal executive offices)
(775) 825-5358 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ].

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes [ ] No [ X ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of January 31, 2006: 4,000,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended November 30, 2005.

Interim Financial Statements

Neoview Holdings Inc.

(a development stage company)

(expressed in U.S. dollars)

Unaudited

November 30, 2005

Neoview Holdings Inc.

(a development stage company)

BALANCE SHEET

(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

As at November 30 Unaudited
	November 30, 2005 $	May 31, 2005 $
ASSETS
Current
Cash and cash equivalents	403	16,366
Prepaid expenses	-
400

Total current assets	403	16,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable	17,110	1,608
Due to a related party [note 4]	6,600	2,500
Total current liabilities	23,710	4,108

Stockholders' equity (deficiency)
Capital stock
Authorized: 75,000,000 with a par value of $0.001
Issued and outstanding: 4,000,000 common shares	4,000	4,000
Additional paid-in capital	76,000	76,000
Deficit accumulated during the development stage	(103,307)	(67,342)
Total stockholders' equity (deficiency)	(23,307)	12,658
Total liabilities and stockholders' equity (deficiency)	403
16,766

See accompanying notes

Neoview Holdings Inc.

(A development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

Periods from November 17, 2004 (inception) to November 30, 2005 Unaudited
	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders'equity (deficiency)	Total comprehensive income (loss)
	#	$	$	$	$	$
Common shares issues for cash on November 30, 2004 for $0.02 per share	2,500,000	2,500	47,500	--	50,000	--
Comprehensive income (loss) - net (loss) for the period	--	--	--	(19,222)	(19,222)	(19,222)
Balance, December 31, 2004	2,500,000	2,500	47,500	(19,222)	30,778	(19,222)
Issuance of 1.5 million common shares for cash on May 21, 2005 for $0.02 per share	1,500,000	1,500	28,500	--	30,000	--
Comprehensive income (loss) - net (loss) for the period	--	--	--	(48,120)	(48,120)	(48,120)
Balance, May 31, 2005	4,000,000	4,000	76,000	(67,342)	12,658	(67,342)
Comprehensive income (loss) - net loss for the period	--	--	--	(35,965)	(35,965)	(35,965)
Balance, November 30, 2005	4,000,000	4,000	76,000	(103,307)	(23,307)	(103,307)

See accompanying notes

Neoview Holdings Inc.

(a development stage company)

STATEMENT OF OPERATIONS

(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

Unaudited
	For the period November 17, 2004 (Inception) to November 30, 2005	For the period September 1, 2005to November 30, 2005	For the period November 17, 2004 (Inception) to December 31, 2004	For the period June 1, 2005 to November 30, 2005	For the five months ending May 31, 2005
	$	$	$	$	$
EXPENSES
Advertising	20,000	--	--	--	20,000
Management and consulting	2,500	--	2,500	--	--
Office and miscellaneous	1,481	15	301	75	1,105
Professional fees	74,816	13,391	16,421	32,100	26,295
Website	4,837	--	--	4,117	720
Total expenses	103,634	13,406	19,222	36,292	48,120
Loss for the period before the following items:
Foreign exchange gain	327	--	--	327	--
Net loss for the period	103,307	(13,406)	(19,222)	(35,965)	(48,120)

Earnings (loss) per share	--	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding	--	4,000,000	2,500,000	4,000,000	2,609,272

See accompanying notes

Neoview Holdings Inc.

(a development stage company)

STATEMENT OF CASH FLOWS

(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

 Unaudited
	For the period November 17, 2004 (inception) to November 30, 2005 $	For the period June 1, 2005 to November 30, 2005 $	For the five months ending May 31, 2005 $
OPERATING ACTIVITIES
Net loss for the period	(103,307)	(35,965)	(48,120)
Changes in non-cash working capital balances:
 Prepaid expense
	--	400	(400)
Accounts payable and accrued liabilities	17,110	15,502	1,608
Cash used in operating activities	(86,197)	(20,063)	(46,912)

FINANCING ACTIVITIES
Due to a related party	6,600	4,100	--
Proceeds from share issuance	80,000	--	30,000
Cash provided by financing activities	86,600	4,100	30,000

Net decrease in cash and cash equivalents	403	(15,963)	(16,912)
Cash and cash equivalents, beginning of period	--	16,366	33,278
Cash and cash equivalents, end of period	403	403	16,366

Supplemental disclosures of cash flow information
Interest expense paid in cash	--	--	--
Income taxes paid in cash	--	--	--

See accompanying notes

1. INCORPORATION AND CONTINUANCE OF OPERATIONS

Neoview Holdings Inc. ("the Company") was incorporated on November 17, 2004 under the laws of the State of Nevada. The Company is a development stage enterprise in the business of developing and maintaining an Internet auto parts & tool trade center on website "autoparts-tools.net".

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an operating loss and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required and ultimately, achieve profitable operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company has not generated any operating revenues to date.

By way of a director's resolution dated October 22, 2005, the Company has changed their fiscal period end to May 31.

2. SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

These interim financial statements have been prepared using the same accounting policies as the most recent annual financial statements of the Company. These interim financial statements may not include all disclosures normally provided in the annual financial statements and should be read in conjunction with the Company's audited financial statements for the period ended May 31, 2005. Interim results are not indicative of the results expected for the year.

Principles of accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2005, cash and cash equivalents consist of cash only.

Advertising

The Company expenses advertising costs as incurred.

Foreign currency transactions and translations

The Company maintains its accounting records in U.S. Dollars and translates the foreign currency transactions as follows:

At the transaction date, each asset, liability, revenue and expense denominated in foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Earnings (loss) per share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

Fair value of financial instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying values of cash, accounts payable, and amounts due to a related party approximate their fair values because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.

Income taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Comprehensive income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. To date the Company has incurred no other comprehensive income.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated client returns and other allowances.

New accounting pronouncements

In November, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company's financial statements.

3. INCOME TAXES

At November 30, 2005, the Company has estimated net operating losses carried forward for tax purposes of $67,432 which expire starting 2025 through 2026. This amount may be applied against future taxable income. The potential tax benefits arising from this loss have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in the management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

$

Loss carryforward 24,000

Valuation allowance (24,000)

--

4. RELATED PARTY TRANSACTIONS

The amount due to a related party is due to a director of the Company and is unsecured, non-interest bearing and has no stated term of repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for on-line photofinishing services and entered into dealer's agreements with six Calgary corner stores and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended May 31, 2005. Our accumulated deficit is $103,307 as of November 30, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - November 17, 2004 (date of inception) to November 30, 2005

From the date of our incorporation on November 17, 2004 to November 30, 2005, we had not generated any revenue. Our operating activities during this period consist primarily of developing our business plan, marketing our digital photo printing business and developing our website, http://www.myphotolab.us.

From November 17, 2004 (date of inception) to May 31, 2005

For the period from November 17, 2004 to May 31, 2005 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:

Professional fee, which consists primarily of accounting ,auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from November 17, 2004 to May 31, 2005 was $42,716;

Office and miscellaneous fess, which consist primarily of office daily expenses and bank charges. The amount incurred by our company during the period from November 17, 2004 to May 31, 2005 was $1,406;

Other operating expenses incurred by our company including webdesign and advertisement during the period from November 17, 2004 to May 31, 2005 were $20,720.

From May 31, 2005 to August 31, 2005

For the period from May 31, 2005 to August 31, 2005, we did not generate any revenue.

Total operating expenses for the period from May 31, 2005 to August 31, 2005 were $22,559. Of these total expenses, professional fees for the period from May 31, 2005 to August 31, 2005 were $18,709. Office and miscellaneous fees for the period from May 31, 2005 to August 31, 2005 were $60.

Other operating expenses, including web design for the period from May 31, 2005 to August 31, 2005 were $4,117.

From August 31, 2005 to November 30, 2005

For the period from August 31, 2005 to November 30, 2005 we generated no revenue Our operating activities during this period consisted primarily of developing the website and marketing.

Total operating expenses for the period from August 31, 2005 to November 30, 2005 were $13,406. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period were $13,391, respectively. Bank charges and other office charges for this period were $15.

PLAN OF OPERATION

Since we have not generated revenue and have only recently commenced construction of our Internet auto parts & tool trade website, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period ended May 31, 2005. Our deficit is $103,307 as of the period ended on November 30, 2005. The discussion below provides an overview of our operations and discusses our plan of operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

From the date of our incorporation on November 17, 2004 to now, we have been a start up company that has no revenues. Our operating activities during this period consist primarily of developing an Internet auto parts & tool trade website website to facilitate the trade of auto parts & tool products manufactured in China.

Our primary objective in the next 12 months will be to further develop our Internet auto parts & tool trade website on our website "autoparts-tools.net". We have only recently commenced construction of our Internet trade website in December 2004. Our Internet auto parts & tool trade website was fully operational by the end of the calendar year ending December 31, 2005.

Our Internet auto parts & tool trade website is an online showroom where our members can list their auto parts & tool products for sale. During the initial stage of the development of our Internet auto parts & tool trade website, we will focus on finished auto parts & tool products. We plan to target the Chinese auto parts & tool manufacturers and exporters because we want to take advantage of our management's Chinese language ability and their existing contacts in the Chinese auto parts & tool industry. Our directors were born and educated in China and they speak fluent Chinese (Mandarin). Mandarin is the official dialect commonly used in all of China including the business communities and ordinary residents in China. They have also worked in the auto parts & tool industry in the Jiangsu Province of China. Through their business experience they have established many business contacts in the auto parts & tool industry in China and have an intimate understanding of the Chinese business practices and customs.

We have not generated any revenues and our operating activities have used cash resources of approximately $86,197 from November 17, 2004 to the period ending November 30, 2005. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees, and registration of our domain name for our website "autoparts-tools.net". We anticipate that our operating expenses will increase as we develop more sophisticate security and other functions for our Internet auto parts & tool trade website. We estimate our expenses in completing and developing the functionality of our website to be $5,000 for the next 12 months ending.

We plan to generate revenues from our Internet auto parts & tool trade website primarily through the transactional fees we will charge our members for the sale of their auto parts & tool products through the use of our Internet auto parts & tool center. A schedule of fees will be contained in the membership agreement that each member will be required to execute when they first register with our Internet auto parts & tool trade website. Depending on the size of the member company, we may adjust the rate of our transactional fees, which we estimate will be between 1% to 5% of the total value of the auto parts & tool products sold for each transaction. We will charge a higher transactional fee for assisting our members in the sale of their auto parts & tool products to a wholesale buyer through the use of our Internet auto parts & tool trade website. The costs of these marketing activities in the next 12 months will be approximately $5,000, which will make up the bulk of our operating expenses. In addition to these expense, we expect that our Internet auto parts & tool trade website will cost approximately $1,000 per month to operate. We will market our business to the public with our marketing activities described below.

We expect to start to generate revenues in early 2006. From the end of 2005 to the period that we start to generate revenues, we plan to add some new features to our website including instant messenger between buyers and sellers, product rank by selling quantity, forum, etc. We estimate to complete these new features in 3 to 4 months, which will cost about $1,500.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

We must market our Internet auto parts & tool trade website and obtain membership applications from interested auto parts & tool products manufacturers in China. We intend to sign up at least 30 members for our Internet auto parts & tool trade website in 8 months.

In order to complete this milestone we must do the following:

Our director have contacted a few auto parts & tool products manufacturers in China to solicit their interests in the services to be provided by our Internet auto parts & tool trade website. Based on our meetings and discussions with these Chinese auto parts & tool products manufacturers, we believe that some of them will sign up to become members of our Internet auto parts & tool trade website. We plan to have further meetings with Chinese auto parts and tool products manufacturers and spend two weeks for such meetings. The estimate cost will be about $1,000.

We must continue to attend meetings with auto parts & tool industry professionals in China and develop relationships with those professionals. We believe that executives in the Chinese auto parts & tool industry can provide names of potential members for our Internet auto parts & tool trade website. Through these industry professionals, we will also be able to establish a certain level of awareness of our Internet auto parts & tool trade website in the Chinese auto parts & tool industry. We plan to spend two weeks for attending such meetings and the estimate cost will be about $1,000.

We must develop relationships with customs brokers and trade professionals who specialize in wholesale trades of auto parts & tool products. We believe that these brokers and trade professionals will become good sources of referrals for membership. We should have developed relationships with

Several brokers who will be sources of referrals by the end of 2005. We plan to meet with and contact these brokers and spend two weeks for such activities and the estimate cost will be about $1,000

We must promote our Internet auto parts & tool trade website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We also anticipate conducting a series of "road shows" for key trade organizations and consultants in major cities in China in the summer of 2005. It will be about twenty days and the estimate cost will be about $2,000.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Liquidity and Capital Resources

At November 30, 2005, we had $403 in cash. We anticipate that our total operating expenses will be approximately $22,000 for the next 12 months. We anticipate that we may need to raise additional capital to continue our operation in early 2006. If we do not raise additional capital when needed, we may have to forced to abandon our business. Such additional capital may be raised through private financing as well as borrowing and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

As of November 30, 2005, our Chief Executive Officer, Hao Liu, and Chief Financial Officer, Jie Ping Liu, are the only employees of our company. They are currently working about 10 to 20 hours per week to meet our needs. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. In the 12 months ending December 31, 2006 we plan to expand our total number of permanent employees to approximately four: one in system administration, two in the area of sales and marketing and one in general administration. We anticipate the cost of each additional employee to be employed will be approximately $1,000 per month and we may choose to compensate our employees with considerations other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in building a significant membership base for our Internet auto parts & tool trade website and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

* Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 13, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2006

NEOVIEW HOLDINGS INC.

/s/ Hao Liu
Hao Liu
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
02/14/2006

/s/ Jie Ping Liu Jie Ping Liu Chief Operating Officer and a member of the Board of Directors 02/14/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Hao Liu, the President, Chief Executive Officer and director of Neoview Holdings Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of NEOVIEW HOLDINGS INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 14, 2006
By:	/s/ Hao Liu Hao Liu President, CEO and a member of the Board of Directors (who also performs as the Principal Financial Officer and Principal Accounting Officer)

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Jie Ping Liu, Chief Operating Officer and director of Neoview Holdings Inc., certify that:

1. I have reviewed this annual report on Form 10-QSB of NEOVIEW HOLDINGS INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 14, 2006
By:	/s/ Jie Ping Liu Jie Ping Liu Chief Operating Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Hao Liu, President, Chief Executive Officer and Director of Neoview Holdings Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended November 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Neoview Holdings Inc.
By:	/s/ Hao Liu Hao Liu President, Chief Executive Officer and a member of the Board of Directors (who also performs as the Principal Financial officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Neoview Holdings Inc. and will be retained by Neoview Holdings Inc. and furnished to the Securities and Exchange Commission or its staff upon request.