Form 10QSB/A
period 2005-11-30
Neoview Holdings Inc.
filed 2006-03-15
CIK 1314183

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB
Amendment #1

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

See accompanying notes

Neoview Holdings Inc.
(A development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

Periods from November 17, 2004 (inception) to November 30, 2005 Unaudited
	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)	Total comprehensive income (loss)
	#	$	$	$	$	$
Common shares issues for cash on November 30, 2004 for $0.02 per share	2,500,000	2,500	47,500	-	50,000	-
Comprehensive income (loss) - net (loss) for the period	-	-	-	(19,222)	(19,222)	(19,222)
Balance, December 31, 2004	2,500,000	2,500	47,500	(19,222)	30,778	(19,222)
Issuance of 1.5 million common shares for cash on May 21, 2005 for $0.02 per share	1,500,000	1,500	28,500	-	30,000	-
Comprehensive income (loss) - net (loss) for the period	-	-	-	(48,120)	(48,120)	(48,120)
Balance, May 31, 2005	4,000,000	4,000	76,000	(67,342)	12,658	(67,342)
Comprehensive income (loss) - net loss for the period	-	-	-	(35,965)	(35,965)	(35,965)
Balance, November 30, 2005	4,000,000	4,000	76,000	(103,307)	(23,307)	(103,307)

See accompanying notes

Neoview Holdings Inc.
(a development stage company)

STATEMENT OF OPERATIONS
(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

Unaudited
	For the period November 17, 2004 (Inception) to November 30, 2005	For the period September 1, 2005to November 30, 2005	For the period November 17, 2004 (Inception) to December 31, 2004	For the period June 1, 2005 to November 30, 2005	For the five months ending May 31, 2005
	$	$	$	$	$
EXPENSES
Advertising	20,000	-	-	-	20,000
Management and consulting	2,500	-	2,500	-	-
Office and miscellaneous	1,481	15	301	75	1,105
Professional fees	74,816	13,391	16,421	32,100	26,295
Website	4,837	-	-	4,117	720
Total expenses	103,634	13,406	19,222	36,292	48,120
Loss for the period before the following items:
Foreign exchange gain	327	-	-	327	-
Net loss for the period	103,307	(13,406)	(19,222)	(35,965)	(48,120)

Earnings (loss) per share	-	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding	-	4,000,000	2,500,000	4,000,000	2,609,272

See accompanying notes

Neoview Holdings Inc.
(a development stage company)

STATEMENT OF CASH FLOWS
(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

 Unaudited
	For the period November 17, 2004 (inception) to November 30, 2005 $	For the period June 1, 2005 to November 30, 2005 $	For the five months ending May 31, 2005 $
OPERATING ACTIVITIES
Net loss for the period	(103,307)	(35,965)	(48,120)
Changes in non-cash working capital balances:
 Prepaid expense
	-	400	(400)
Accounts payable and accrued liabilities	17,110	15,502	1,608
Cash used in operating activities	(86,197)	(20,063)	(46,912)

FINANCING ACTIVITIES
Due to a related party	6,600	4,100	-
Proceeds from share issuance	80,000	-	30,000
Cash provided by financing activities	86,600	4,100	30,000

Net decrease in cash and cash equivalents	403	(15,963)	(16,912)
Cash and cash equivalents, beginning of period	-	16,366	33,278
Cash and cash equivalents, end of period	403	403	16,366

Supplemental disclosures of cash flow information
Interest expense paid in cash	-	-	-
Income taxes paid in cash	-	-	-

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

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's financial statements.

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

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

Loss carryforward                 $24,000
Valuation allowance             (24,000)
                                                        --

4. RELATED PARTY TRANSACTIONS

The amount due to a related party is due to a director of the Company and is unsecured, non-interest bearing and has no stated term of repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we are in the process of completing construction of our auto parts and tool trade website for and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended May 31, 2005. Our accumulated deficit is $103,307 as of November 30, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

RESULTS OF OPERATIONS

Overview - November 17, 2004 (date of inception) to November 30, 2005

From the date of our incorporation on November 17, 2004 to November 30, 2005, we had not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing and marketing our auto parts and tools Internet website, http://autoparts-tools.net.

From November 17, 2004 (date of inception) to May 31, 2005

For the period from November 17, 2004 to May 31, 2005 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:

Professional fees, which consists primarily of accounting, auditing fees and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from November 17, 2004 to May 31, 2005 was $42,716;

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

In order to complete this milestone we must do the following:

Our directors have contacted a few auto parts & tool products manufacturers in China to solicit their interests in the services to be provided by our Internet auto parts & tool trade website. Based on our meetings and discussions with these Chinese auto parts & tool products manufacturers, we believe that some of them will sign up to become members of our Internet auto parts & tool trade website. We plan to have further meetings with Chinese auto parts and tool products manufacturers and spend two weeks for such meetings. The estimate cost will be about $1,000.

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

Dated: March 14, 2006

NEOVIEW HOLDINGS INC.

/s/ Hao Liu
Hao Liu
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
03/14/2006

/s/ Jie Ping Liu Jie Ping Liu Chief Operating Officer and a member of the Board of Directors 03/14/2006

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

Date: March 14, 2006
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

Date: March 14, 2006
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