Form 10QSB
period 2006-02-28
Neoview Holdings Inc.
filed 2006-04-13
CIK 1314183

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended February 28, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Yes ☒ No ❒ ..

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes ❒ No ☒ ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ❒ No ❒ ..

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of March 31, 2006: 4,000,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended February 28, 2006.

Interim Financial Statements

Neoview Holdings Inc.

(a development stage company)
(expressed in U.S. dollars)
Unaudited
February 28, 2006

Neoview Holdings Inc.
(a development stage company)

BALANCE SHEET
(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

As at February 28, 2006 Unaudited
	February 28, 2006	May 31, 2005
	$	$
ASSETS
Current
Cash	41
16,366

Prepaid expenses	--
400

Total current assets	41
16,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable	5,280
1,608

Due to a related party [note 4]	24,723
2,500

Total current liabilities	30,003
4,108

Stockholders' equity (deficiency)
Capital stock
Authorized: 75,000,000 with a par value of $0.001
Issued and outstanding: 4,000,000 common shares	4,000
4,000

Additional paid-in capital	76,000
76,000

Deficit accumulated during the development stage	(109,962)
(67,342)

Total stockholders' equity (deficiency)	(29,962)
12,658

Total liabilities and stockholders' equity (deficiency)	41
16,766

See accompanying notes

Neoview Holdings Inc.
(A development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

Periods from November 17, 2004 (inception) to February 28, 2006 Unaudited
	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficiency)	Total comprehensive income (loss)
	#	$	$	$	$	$
Common shares issues for cash on November 30, 2004 for $0.02 per share	2,500,000	2,500	47,500	--	50,000	--
Comprehensive income (loss) - net (loss) for the period	--	--	--	(19,222)	(19,222)	(19,222)
Balance, December 31, 2004	2,500,000	2,500	47,500	(19,222)	30,778	(19,222)
Issuance of 1.5 million common shares for cash on May 21, 2005 for $0.02 per share	1,500,000	1,500	28,500	--	30,000	--
Comprehensive income (loss) - net (loss) for the period	--	--	--	(48,120)	(48,120)	(48,120)
Balance, May 31, 2005	4,000,000	4,000	76,000	(67,342)	12,658	(67,342)
Comprehensive income (loss) - net loss for the period	--	--	--	(42,620)	(42,620)	(42,620)
Balance February 28, 2006	4,000,000	4,000	76,000	(109,962)	(29,962)	(109,962)

See accompanying notes

Neoview Holdings Inc.
(a development stage company)

STATEMENT OF OPERATIONS
(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

Unaudited
	For the period November 17, 2004 (Inception) to February 28, 2006	For the period December 1, 2005to February 28, 2006	For the period November 17, 2004 (Inception) to December 31, 2004	For the period June 1, 2005 to February 28, 2006	For the five months ending May 31, 2005
	$	$	$	$	$
EXPENSES
Advertising	20,000	--	--	--	20,000
Management and consulting	2,500	--	2,500	--	--
Office and miscellaneous	1,497	16	301	91	1,105
Professional fees	81,455	6,639	16,421	38,739	26,295
Website	4,837	--	--	4,117	720
Total expenses	110,289	6,655	19,222	42,947	48,120
Loss for the period before the following items:
Foreign exchange gain	327	--	--	327	--
Net loss for the period	109,962	(6,655)	(19,222)	(42,620)	(48,120)

Earnings (loss) per share	--	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average number of shares outstanding
	--	4,000,000	2,500,000	4,000,000	2,609,272

See accompanying notes

Neoview Holdings Inc.
(a development stage company)

STATEMENT OF CASH FLOWS
(Basis of Presentation - See Note 1)
(expressed in U.S. dollars)

Unaudited
	For the period November 17, 2004 (Inception) to February 28, 2006	For the period June 1, 2005 to February 28, 2006	For the five months ending May 31, 2005
	$	$	$
OPERATING ACTIVITIES	(109,962)	(42,620)
(48,120)

Net loss for the period
Changes in non-cash working capital balances:
Prepaid expense	--	400	(400)
Accounts payable and accrued liabilities	5,280	3,672	1,608
Cash used in operating activities	(104,682)	(38,548)	(46,912)
FINANCING ACTIVITIES
Due to a related party	24,723	22,223
--

Proceeds from share issuance	80,000	--	30,000
Cash provided by financing activities	104,723	22,223	30,000
Net increase (decrease) in cash
41
		(16,325)	(16,912)
Cash and cash equivalents, beginning of period	--	16,366	33,278
Cash and cash equivalents, end of period
41
		41	16,366
Supplemental disclosures of cash flow information
Interest expense paid in cash
--
		--	--
Income taxes paid in cash	--	--	--

See accompanying notes

Neoview Holdings Inc.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Foreign currency transactions and translations

The Company maintains its accounting records in U.S. Dollars and translates the foreign currency transactions as follows:

At the transaction date, each asset, liability, revenue and expense denominated in foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

3. INCOME TAXES

At February 28, 2006, the Company has estimated net operating losses carried forward for tax purposes of $67,432 which expire starting 2025 through 2026. This amount may be applied against future taxable income. The potential tax benefits arising from this loss have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in the management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we are in the process of completing construction of our auto parts and tool trade website for and have not generated any revenues, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended May 31, 2005. Our accumulated deficit is $109,962 as of February 28, 2006. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - November 17, 2004 (date of inception) to February 28, 2006

From the date of our incorporation on November 17, 2004 to February 28, 2006, we had not generated any revenue. Our operating activities during this period consisted primarily of developing our business plan and developing and marketing our auto parts and tools Internet website, http://autoparts-tools.net.

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

From August 31, 2005 to November 30, 2005

For the period from August 31, 2005 to November 30, 2005 we generated no revenue. Our operating activities during this period consisted primarily of developing the website and marketing.

Total operating expenses for the period from August 31, 2005 to November 30, 2005 were $13,406. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period were $13,391. Bank charges and other office charges for this period were $15.

From November 30, 2005 to February 28, 2006

For the period from November 30, 2005 to February 28, 2006 we generated $NIL in revenue. Our operating activities during this period consisted primarily of improving and marketing our auto parts and tools Internet website, http://autoparts-tools.net.

Total operating expenses for the period from November 30, 2005 to February 28, 2006 were $6,655. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for this period were $6,639. Bank charges and other office charges for this period were $16.

PLAN OF OPERATION

Since we have not generated revenue and have only recently commenced construction of our Internet auto parts & tool trade website, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the period ended May 31, 2005. Our deficit is $109,962 as of the period ended on February 28, 2006. The discussion below provides an overview of our operations and discusses our plan of operation.

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

We commenced construction of our Internet trade website "www.autoparts-tools.net" in December 2004. Our Internet auto parts & tool trade website was fully operational by the end of the calendar year ending December 31, 2005.

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

We have not generated any revenues and our operating activities have used cash resources of approximately $104,682 from November 17, 2004 to the period ending February 28, 2006. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees, and registration of our domain name for our website "autoparts-tools.net". We anticipate that our operating expenses will increase as we develop more sophisticate security and other functions for our Internet auto parts & tool trade website. We estimate our expenses in completing and developing the functionality of our website to be $5,000 for the next 12 months ending.

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

We expect to start to generate revenues in mid-2006. From the end of 2005 to the period that we start to generate revenues, we plan to add some new features to our website including instant messenger between buyers and sellers, product rank by selling quantity, forum, etc. We estimate to complete these new features in 3 to 4 months, which will cost about $1,500.

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

  We must develop relationships with customs brokers and trade professionals who specialize in wholesale trades of auto parts & tool products. We believe that these brokers and trade professionals will become good sources of referrals for membership. We should have developed relationships with several brokers who will be sources of referrals by August 2006. We plan to meet with and contact these brokers and spend two weeks for such activities and the estimate cost will be about $1,000

  We must promote our Internet auto parts & tool trade website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We also anticipate conducting a series of "road shows" for key trade organizations and consultants in major cities in China in the summer of 2006. It will be about twenty days and the estimated cost will be about $2,000.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Liquidity and Capital Resources

At February 28, 2006, we had $41 in cash. Our directors have loaned $24,723 to the Company as of February 28, 2006. These loans are unsecured, non-interest bearing and have no stated terms of repayment. We anticipate that our total operating expenses will be approximately $22,000 for the next 12 months. We anticipate that we may need to raise additional capital to continue our operation in mid-2006. If we do not raise additional capital when needed, we may have to forced to abandon our business. Such additional capital may be raised through private financing as well as borrowing and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Personnel

As of February 28, 2006, our Chief Executive Officer, Hao Liu, and Chief Financial Officer, Jie Ping Liu, are the only employees of our company. They are currently working about 10 to 20 hours per week to meet our needs. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, they also provide us with capital raising services. In the 10 months ending December 31, 2006 we plan to expand our total number of permanent employees to approximately four: one in system administration, two in the area of sales and marketing and one in general administration. We anticipate the cost of each additional employee to be employed will be approximately $1,000 per month and we may choose to compensate our employees with considerations other than cash, such as shares of our common stock or option to purchase shares of our common stock.

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

Dated: April 13, 2006

NEOVIEW HOLDINGS INC.

/s/ Hao Liu
Hao Liu
President, Chief Executive Officer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Principal Accounting Officer
14/13/2006

/s/ Jie Ping Liu Jie Ping Liu Chief Operating Officer and a member of the Board of Directors 04/13/2006

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

Date: April 13, 2006
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

Date: April 13, 2006
By:	/s/ Jie Ping Liu Jie Ping Liu Chief Operating Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Hao Liu, President, Chief Executive Officer and Director of Neoview Holdings Inc. (who also performs as the Principal Financial Officer and Principal Accounting Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended February 28, 2006, filed with the Securities and Exchange Commission on the date hereof:

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