Form 10KSB
period 2006-05-31
Neoview Holdings Inc.
filed 2006-08-28
CIK 1314183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended May 31, 2006
☐Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

Commission File Number:

NEOVIEW HOLDINGS INC.
(Name of Small Business Issuer In Its Charter)

Nevada	20-1970137
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

730 W Randolph
Suite 600
Chicago, IL	60661
(Address of principal executive offices)	(Zip Code)

(312) 454-0015
______________________
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

We had no revenues for the fiscal year ended May 31, 2006.

Shares of common stock of the Company have not traded in the past fiscal year.

On May 31, 2006, 1,950,000 shares of our common stock were held by non- affiliates. Our common stock is currently listed for quotation on the OTCBB under the symbol NVWH. Issuer had a total of 4,000,000 shares of Common Stock issued and outstanding at May 31, 2006.

Some exhibits required to be filed hereunder, are incorporated by reference to Issuer’s original Form SB-2 Registration Statement, filed under CIK No. 0001314183 on February 4, 2005, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I

Item 1. Business

General

Neoview Holdings Inc. ("the Company") was incorporated on November 17, 2004 under the laws of the State of Nevada. Our principal executive office was located at Ste 401, 3702 South Virginia Street #G12, Reno, Nevada 89502. The telephone number of our principal executive office was (778) 322 1678. Subsequent to this reporting year, the principal executive officer is now located at 730 W. Randolph, Suite 600, Chicago, Illinois 60661. The telephone number of our principal executive office is now (312) 454-0015.

The Company is a development stage enterprise in the business of developing and maintaining an internet auto parts and tool trade through our website "autoparts-tools.net" (the "Internet auto parts & tool trade website"). We intend to develop our Internet auto parts & tool trade website into an online market place linking Chinese manufacturers and exporters of auto parts & tool products to buyers around the world. Our plan is to target the auto parts & tool products manufacturers and exporters in the People's Republic of China to register as sellers on our Internet auto parts & tool trade website.

Manufacturers and exporters of auto parts & tool products in China will be able to register as members on our website free of charge. On our website they can showcase their auto parts & tool products and specify the availability and price of each of their products. Our Internet auto parts & tool trade website will simplify the access to foreign markets for these Chinese auto parts & tool manufacturers and exporters. We do not plan to charge our members for registration or listing of their products on our Internet auto parts & tool trade website. Rather, we will charge our members a service fee for each sale made through our Internet auto parts & tool trade website. A schedule of service fees will be contained in the membership agreement that each member will be required to execute when they first register with our Internet auto parts & tool trade website.

We commenced construction of our website "autoparts-tools.net" in November, 2004. Only parts of the website are functional and our website currently still does not allow users to complete a purchase because we feel our website does not contain adequate security features to protect information given to us by the users. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We anticipate that our Internet auto parts & tool trade website will be fully operational by the end of 2006; however, due to a number of factors, the Company decided to abandon its plan and sell the majority interest in the Company; the subsequent change in control after the close of the fiscal year, has resulted in the Company focusing upon finding suitable merger or acquisition target.

Our plan during the fiscal year just completed was as follows:

When our Internet auto parts & tool trade website becomes fully operational, it will be divided into two major sections, one for sellers and one for buyers. Both of these sections will be accessible through our homepage. In the section for buyers, buyers may browse through the auto parts & tool products listed by our members. Both retail and wholesale buyers are welcomed to purchase auto parts & tool products listed on our Internet auto parts & tool trade website When a retail buyer is interested in buying a certain item listed in the for buyers area, the buyer may simply click on the item, specify the quantity and add the item to the buyer's shopping cart. When the buyer is ready to complete the purchase, the buyer can click on the checkout icon and an online form will appear to ask the buyer for shipping information, billing information and credit card information. Once a purchase order is transmitted to us from a retail buyer, we will forward the purchase order and the credit card information of the retail buyer to our member. Our member will be responsible for arranging the shipment of the products to the buyer and for processing the credit card payment from the buyer. A wholesale buyer can indicate its interest in buying products from one of our members on a wholesale basis by completing an online form. Once we receive an indication of interest from a wholesale buyer, we will forward the notice to our member and assist our member in going through the negotiation process and in completion of the sale of such auto parts & tool products. We will be able to utilize our Chinese language ability and our understanding of Chinese business practices and customs to facilitate the negotiation between our member and the wholesale buyer. Our Chief Financial Office who is also one of our directors, Jie Ping Liu, has experience in establishing collaboration between Chinese businesses and businesses in the North America. His unique background and abilities will enable us to assist our members in term of reducing the language, customs and trust barriers frequently encountered in an international trade transaction.

In the section for sellers on our Internet auto parts & tool trade website, we will encourage Chinese manufacturers and exporters of auto parts & tool products to register as members free of charge by completing an online registration form. Upon our receipt of a registration form from a new member, complete with company name, contact person, address, telephone and fax numbers, email address and information on their products, we will issue to the new member an username and a password. A member may log into members' section only if they have first obtained an username and password. Once the member has entered the members' only section, it may add, revise, delete information about the products it wishes to list on our Internet auto parts & tool trade website.

At the same time when we issue an username and password to a new member, we will enter into a membership agreement with the new member. The membership agreement will contain a schedule of services fees we will charge for each sale transaction completed through the use of our Internet auto parts & tool trade website. Under the membership agreement with member company will pay us service fees ranging from 1% to 3% of the total value of the auto parts & tool products sold, depending on the total value of a particular transaction, for sales of their auto parts & tool products to retail buyers. For each wholesale transaction completed through the use of our Internet auto parts & tool trade website, member company will pay us a service fee equal to 5% of the total value of the auto parts & tool products sold.

 Users of our Internet auto parts & tool trade website may also access the search function from our homepage to search the auto parts & tool products listed on our Internet auto parts & tool trade website. Members can also access the sign in function directly from our homepage. Users of our website may also find information on our company, our partners and our contact information by clicking on the respective icons on our home page. We want to attract manufacturers and exporters of auto parts & tool products in China to register as members on our Internet auto parts & tool trade website. Accordingly, we are planning to construct parts of our Internet auto parts & tool trade website in Chinese to provide easy access to our members. Currently, however, we have not begun construction of the Chinese portion of our Internet auto parts & tool trade website. We do not have any plan to provide other languages on our website to accommodate users who speak languages other than English and Chinese.

Our website "autoparts-tools.net" are currently hosted by UCV Host Inc. of London, UK. Despite their implementation of network security measures, their servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to assist in the completion of purchases and sales of auto parts & tool products by our future members. Our computer systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not presently have any redundant systems or a formal disaster recovery plan and we do not carry sufficient business interruption insurance to compensate us for losses that may occur.

Growth of Internet Usage in China

According to Internet data provided by the China Internet Network Information Center (www.cnnic.cn), which began conducting surveys on Internet development in China in 1997, there were only 620,000 Internet users in China in October of 1997 [Statistical Report of the Development of Chinese Internet (1997.10)]. But by the end of 1999, the number of Internet users in China had climbed to 8.9 million. [Semi-Annual Survey Report on Internet Development in China (2000.1)] The rate of increase continued in years 2000 and 2004. By May 31, 2006, the number of Internet users in China reached 94 million. [15th Statistical Report on the Internet Development in China (Jan. 2005).] By June 30, 2005 the number of Internet users in China increased again to 103 million [16th Statistical Survey Report on the Internet Development in China (July 2005)].

As businesses in China increasingly seek to grow and expand their markets, they will inevitably recognize the need to serve suppliers, partners and buyers by allowing them easy access to product information on the Internet. The Internet can serve the world business communities by providing them with the necessary information instantaneously. We believe that websites with information presented in users' native languages will be even more valuable in the facilitation of the Internet business to business commerce.

Competition

We may not be able to compete effectively against our competitors as some of our competitors have greater financial, technical and human resources than us. If we do not compete against our competitors effectively, our business and prospects will be adversely affected. The size of Chinese market for Internet services attracts considerable attention from foreign companies seeking to expand the market for their goods and services. The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. There are currently several websites, such as chinaproducts.com, chinaexporters.com and made-in-china.com, that serve as marketing and distribution channels for manufacturers or exporters of auto parts & tool products in China, but no single website has emerged as the market leader to date. We believe our primary competitors are other Internet trade portals focusing on the Chinese market, which also allow businesses to list their products and post their offers on their websites, including those websites noted above.

Most of these Internet trade portals allow every kind of business to list their products on their websites. The products listed on these websites range from electronics to consumer products. Because these websites do not have a targeted audience, users may easily get frustrated by the inability to access the industry specific information they wish to obtain. We believe that our Internet auto parts & tool trade website, by focusing on auto parts & tool products only, will be easier to use. By focusing only on the auto parts & tool industry, it will be easier for us to capture a reasonable number of auto parts & tool products manufacturers and exporters in China. We expect that by capturing a reasonable number of auto parts & tool products manufacturers and exporters, we will be positioned to grow the Chinese Internet business to business commerce market for the sale of auto parts & tool products successfully. During the initial stage of our business, we believe that 3 to 5 auto parts & tool products manufacturers and exporters will be a reasonable number for our Internet auto parts & tool trade website.

Furthermore, even though some websites compete with us for membership and product listings, they have a completely different revenue model from our Internet auto parts & tool trade website. Some of the websites that act as Internet intermediaries for Chinese products generate their revenues by selling advertising space on their websites such as advertising banners or by charging their members a premium for featuring their products in a prominent location of their websites. We believe our revenue model is better because our members will have full access to every feature of our website free of charge and we only charge our members when a sale of their products is completed through the use of our services. This will encourage our members to advertise many products on our Internet trade website and in turn will increase the variety of auto parts & tool products listed on our Internet trade website and attract more visitors to use our Internet auto parts & tool trade website to make their purchases. Our ability to act as a liaison between our members and potential retail and wholesale buyers after the buyers have expressed interest on our website will provide added value to our members. After a buyer has expressed interest in purchasing products listed on our website, we will assist our member in contacting the buyer, following up on the lead, negotiating a final deal and completing the transaction. We are unique in that we can utilize our language ability and our understanding of business culture in China in helping our members to negotiate and complete of their sale transactions.

We believe we will primarily compete with other Internet trade portals such are chinaproducts.com, chinaexporters.com and made-in-china.com on the level of reputation. We do not believe we will compete with these other Internet trade portals on the basis of price because we will charge fees from our members based on a model that is different from the fees charged by these other Internet trade portals. We also do not believe that we will compete with these other Internet trade portals on the basis of service because the scope of our proposed services is more comprehensive, ranging from transmission of purchase orders to assisting in the negotiation and finalization of a wholesale transaction. Our competitive position in the industry is unknown at this time because we have not completed the construction of our Internet auto parts & tool trade portal. When our Internet auto parts & tool trade portal first becomes operational, any competitive position that we establish in the industry will be vulnerable and we will need to focus on our marketing efforts to build up the reputation of our Internet auto parts & tool trade website.

 A number of our competitors, including chinaproducts.com, chinaexporters.com, and made-in-china.com, are well established, substantially larger and have substantially greater market recognition, greater resources and broader distribution capabilities than we have. In addition, most manufacturers have their own websites, and some manufacturers use traditional methods including advertisements and trade shows to promote their sales. We are not aware, though, if there are other Internet sales websites outside of China that we will have to compete with. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by Neoview may affect our ability to establish or maintain a membership base for our Internet auto parts & tool trade website. If we are unable to establish and maintain a membership base for our Internet auto parts & tool trade website, then we will be unable to generate the revenues and cash flow necessary to continue our business operations.

Marketing

Our directors during the reporting year, Jie Ping Liu and Hao Liu, have developed many business contacts through their past and current employment in the auto parts & tool industry in the Jiangsu Province of China and have developed an intimate understanding of Chinese business practices and customs. They intend on actively promoting interest in our Internet auto parts & tool trade website among these business contacts in the Chinese auto parts & tool industry. In addition, we intend to promote our Internet auto parts & tool trade website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links, to effect maximum exposure and penetration in the auto parts & tool products marketplace. We also anticipate conducting a series of "road shows" for key trade publications, consultants and auto parts & tool industry businesses in major cities in China in the summer of 2005.

Research and Development

Although our website provider has provided to us webspace and technical support related to their server, they do not provide any service to our program or software. Since November, 2004, our Chief Executive Officer, Hao Liu, has been providing us with technical services in the basic design and setting up of our Internet auto parts & tool trade website. In the 12 months ending December 31, 2005, we plan to complete the construction of our website and further develop features and functionality of our Internet auto parts & tool trade website. We intend to incorporate security features to our website so we can protect information given to us by the users of our Internet auto parts & tool trade website. Furthermore, as the number of products listed on our website increases, we will upgrade and expand our database so products can be organized by manufacturers as well as by category. With the expansion of our database, we may be required to upgrade our search function to make searching for a product on our website more user friendly. After our Internet auto parts & tool trade website achieves a level of satisfactory acceptance among the Chinese auto parts & tool manufacturers, we may sell advertising space on our website to allow banner and click through advertisements to be purchased by members and users of our website.

Intellectual Property

Other than registering our domain name ""autoparts-tools.net"" with the domain registration service offered by Network Solutions, and by entering into service agreements containing restrictive covenants with current and prospective technical service providers, we have not taken any active steps to protect our intellectual property rights. Our intellectual property rights include the common law trademark right in our domain name ""autoparts-tools.net"", which is derived from our use of this domain name in association with our service and copyrights in the design of our website as provided in the service agreement with Mr. Jie Ping Liu. We do not own any patents and have not filed any patent or trademark applications, as we do not believe that the benefits of these protections outweigh the costs of filing and updating the patent and trademark applications. It may be possible for a third party to copy our Internet auto parts & tool trade website without authorization. In addition, litigation may be necessary in the future to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a detrimental effect on our business, results of operations and financial conditions.

In addition, litigation may be necessary in the future to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could affect our ability to continue to operate all or portions of our Internet auto parts & tool trade website. If we are unable to operate our website, we will be unable to generate any revenues or cash flow and as a result our business will likely fail.

There is also a risk that one of our competitors or another business may commence a lawsuit against us claiming that our Internet auto parts & tool trade website infringes on their proprietary technology or intellectual property. Any infringement claims against us, with or without merit, could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are successful, we may be required to change or alter the content of our Internet auto parts & tool trade website and pay financial damages. An adverse outcome in any litigation or proceedings could require us to license disputed rights from third parties or to cease using such rights.

Government Regulations

There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like ours that provide electronic commerce services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy, advertising and other issues is uncertain and developing.

Current US Government Regulations

We are subject to the laws and regulations in the US such as business license requirements, income taxes and payroll taxes.

We will file tax returns in the US as required by law based on principles applicable to traditional businesses.

•	Proposals

One or more States in the US sought to impose additional income tax obligations or sales tax collection obligations on companies, such as ours, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels in the United States that could impose such taxes on the sale of products and services through the Internet. These proposals have not been adopted as laws. Such proposals, if adopted, however, could substantially impair the growth of electronic commerce and adversely affect our opportunity to generate revenues and become profitable. The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. This legislation, known as the Internet Tax Freedom Act was enacted on October 1, 1998 and was scheduled to expire on October 21, 2004. The legislation imposed a three-year moratorium on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. This tax moratorium has been renewed for two more years. However, failure to renew this legislation in the future would allow various states of the United States to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

Chinese Government Regulations

We are not currently subject to any approval requirement or other regulations from the Chinese government. Due to the global nature of the Internet, however, it is possible that the government of China might attempt to regulate its transmissions or prosecute for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments could have a material adverse effect on our business, operating results and financial condition.

Furthermore, our growth could be materially adversely affected by governmental regulation of the Internet in China. Due to the increasing popularity and use of the Internet and other online services, it is possible that regulations may be adopted by the Chinese government with respect to the Internet or other services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws in China that may impose additional burdens on companies conducting business online. The adoption of additional laws and regulations applicable to the Internet may slow the growth of the Internet, which could in turn lead to reduced demand for our Internet auto parts & tool trade website.

The Ministry of Information Industry in China is currently reviewing its telecommunications regulations, particularly as they relate to activities on the Internet. While we are not aware of any existing or proposed regulations that have a significant direct adverse effect on our business, a restrictive regulatory policy toward the Internet industry in China would have a material direct adverse effect on our business.

Growth Strategy

During the past fiscal quarter, when operating as a going concern, we focused on growing "autoparts-tools.net" into an Internet market place for auto parts & tool products manufactured and to be exported from China through our contacts within the auto parts & tool industry in China and through our internal marketing efforts. Such plan also included the consideration of acquiring other established Internet portals or other auto parts and tool products manufacturing business to maximize the potential synergies and efficiencies in our business operations. However, subsequent to the close of the fiscal year, management determined it had a lack of capital to execute this plan and that funding sources could not be found to execute the plan in a viable fashion, thus management decided to sell its interest in the Company.

Employees

During the last fiscal year, we have two employees, who are our officers and directors. We currently have no employees.

Item 2. Properties

During the reporting period, the Company shared office space located at STE 401, 3702 South Virginia Street, #G12, Reno, Nevada 89502-6030. These facilities are provided to us at no charge by our director, Mr. Jie Ping Liu.

Since December 2004, we have also used office space located at Tongtai Industrial Zone, Taizhou, China. These facilities are provided to us at no charge by our President, Chief Executive Officer and director, Ms. Hao Liu.

Subsequent to the change in control of the Company, the Company has additional current office space located at 730 W. Randolph, Suite 600, Chicago, IL 60661. Such office space is provided to us at no charge by our director, Bartly J. Loethen.

Item 3. Legal Proceedings

We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote to the security holders during the year ended May 31, 2006.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Our Common Stock, par value $.001, is listed for quotation in the OTCBB under the symbol NVWH; however, a limited active trading market in our securities has commenced.

As of May 31, 2006 there were 42 holders of record of our Common Stock. A total of 2,050,000 shares are held by our officers and directors, 2,000,000 of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 4,000,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

Subsequent to May 31, 2006, officers and directors now hold 2,000,000 shares of restricted securities as defined above and 50,000 freely tradeable shares.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use. At May 31, 2006, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with our current cash in the bank and will require additional financing to maintain our ongoing business operations. No assurances can be given that we will be able to raise additional financing to satisfy our cash requirements. In fact, management decided to sell its majority interest in the Company subsequent to the close of the fiscal year.

As resources remain available, we will continue to further develop our Internet auto parts & tool trade website on our website "autoparts-tools.net" and continue our existing operations. We currently do not have any products for sale on our website. We have not generated any sales from our internet trade website (as it does not allow users to purchase the auto parts and tool products listed on our site). We currently have no plans to develop the website and the products contemplated on the website any further. We may decide that we can not continue with our business operations as outlined in our original business plan because of a lack of financial resources; therefore we would look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available nor can there be any certainties of the nature of the business opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

We have not generated any revenues and our operating activities have used cash resources of approximately $111,775 from November 17, 2004 to the period ending May 31, 2006. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establishment of our bank accounts, payment of our audit fees and legal fees, and registration of our domain name for our website "autoparts-tools.net".

During the current fiscal year, we plan to use the remaining cash in the Company to focus on seeking a merger or acquisition target. Such remaining funds would be used to finance the cost of such transaction.

Results of Operations

Liquidity and Capital Resources

As at May 31, 2006, we had current cash in the bank of $41.00. We expect that we might not be able to satisfy our cash requirements for business operations for the next 12 months without having to raise additional funds or seek bank loans. Our current liabilities consist of $5,000 in accounts payable.

There was no cash provided by financing or investing activities for the year ended May 31, 2006. Net cash provided by operating activities for the year ended May 31, 2006 was ($45,600).

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Item 7. Financial Statements.

Following are our audited financial statements for the period from inception (November 17, 2004) to May 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Neoview Holdings Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Neoview Holdings Inc. (A Development Stage Company) as of May 31, 2006 and the related statements of operations, cash flows and stockholders’ equity (deficiency) for the year then ended and the period November 17, 2004 (Date of Inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period November 17, 2004 (Date of Inception) to May 31, 2005 were audited by other auditors whose report dated June 30, 2005 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion on the statements of operations, cash flows and stockholders’ equity (deficiency) for the period from November 17, 2004 (Date of Inception) to May 31, 2006, insofar as it relates to amounts for the prior period ended May 31, 2005 is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other auditors, these financial statements referred to above present fairly, in all material respects, the financial position of Neoview Holdings Inc. (A Development Stage Company) as of May 31, 2006 and the results of its operations and its cash flows for the year then ended and the period November 17, 2004 (Date of Inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
August 9, 2006	Chartered Accountants

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEETS
May 31, 2006 and 2005
(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$41	$16,366
Prepaid expenses	-	400

Total current assets	$41	$16,766

LIABILITIES

Current
Accounts payable	$5,000	$1,608
Due to a related party - Note 4	-	2,500

Total current liabilities	5,000	4,108

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized
75,000,000 common shares with a par value of $0.001
Issued and outstanding
4,000,000common shares	4,000	4,000
Additional paid-in capital - Note 4	107,775	76,000
Deficit accumulated during the development stage	(116,734)	(67,342)

Total stockholders’ equity (deficiency)	(4,959)	12,658

Total liabilities and stockholders’ equity	$41	$16,766

Nature and Continuance of Operations - Note 1

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the year ended May 31, 2006,
for the period November 17, 2004 (Date of Inception) to May 31, 2005 and
for the period November 17, 2004 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

		November 17,	November 17,
		2004 (Date of	2004 (Date of
	Year ended	Inception) to	Inception) to
	May 31,	May 31	May 31,
	2006	2005	2006

Expenses
Advertising	$-	$20,000	$20,000
Management and consulting	-	2,500	2,500
Office and miscellaneous	91	1,406	1,497
Professional fees	45,184	42,716	87,900
Website	4,117	720	4,837

Net loss for the period	$(49,392)	$(67,342)	$(116,734)

Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares outstanding	4,000,000	2,418,367	-

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the year ended May 31, 2006,
for the period November 17, 2004 (Date of Inception) to May 31, 2005 and
for the period November 17, 2004 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

		November 17,	November 17,
		2004 (Date of	2004 (Date of
	Year ended	Inception) to	Inception) to
	May 31,	May 31,	May 31,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$(49,392)	$(67,342)	$(116,734)
Changes in non-cash working capital balances:
Prepaid expense	400	(400)	-
Accounts payable and accrued liabilities	3,392	1,608	5,000

Cash used in operating activities	(45,600)	(66,134)	(111,734)

Cash flows provided by Financing Activities
Advances from a related party	29,275	2,500	31,775
Proceeds from share issuance	-	80,000	80,000

Cash provided by financing activities	29,275	82,500	111,775

Increase (decrease) in cash	(16,325)	(16,912)	41

Cash and cash equivalents, beginning of period	16,366	33,278	-

Cash and cash equivalents, end of period	$41	$16,366	$41

Supplemental Information:

Non-Cash Transactions

During the year ended May 31, 2006, the Company recorded a gain of $31,775 on debt forgiven by a director. This transaction was excluded from the statement of cash flows.

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period November 17, 2004 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Number	Par Value	Capital	Stage	(Deficiency)

Common shares issued for cash on
November 30, 2004 - at $0.02 per share	2,500,000	$2,500	$47,500	$-	$50,000
Issuance of 1,500,000 common shares for
cash on May 21, 2005 - at $0.02 per share	1,500,000	1,500	28,500	-	30,000
Net loss for the period	-	-	-	(67,342)	(67,342)

Balance, May 31, 2005	4,000,000	4,000	76,000	(67,342)	12,658
Debt forgiven by director - Note 4	-	-	31,775	-	31,775
Net loss for the year	-	-	-	(49,392)	(49,392)

Balance, May 31, 2006	4,000,000	$4,000	$107,775	$(116,734)	$(4,959)

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2006 and 2005
(Stated in US Dollars)

Note 1    Nature and Continuance of Operations

Neoview Holdings Inc. (“the Company”) was incorporated on November 17, 2004 under the laws of the State of Nevada. The Company is a development stage enterprise in the business of developing and maintaining an Internet auto parts & tool trade center on website “autoparts-tools.net”.

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the November 17, 2004 (Date of Inception) to May 31, 2006.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $116,734 since its inception, has a working capital deficiency of $4,959 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company has not generated any operating revenues to date.

By way of a director’s resolution dated October 22, 2005, the Company changed their fiscal period end to May 31.

Note 2    Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements, have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Note 2    Significant Accounting Policies - (cont’d)

Development Stage Company

The Company complies with FAS No. 7 for its characterization of the Company as development stage.

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted FAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying values of cash and accounts payable approximate their fair values because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.

Income Taxes

The Company has adopted FAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Note 2    Significant Accounting Policies - (cont’d)

Comprehensive Income

The Company has adopted FAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. To date the Company has incurred no other comprehensive income.

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

New Accounting Pronouncements

In November, 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. FAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 does not have an impact on the Company’s financial statements.

In December 2004, the FASB issued FAS No. 123(R), “Accounting for Stock-Based Compensation”. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro-forma disclosures of fair value were required. FAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company’s financial statements.

Note 3    Income Taxes

At May 31, 2006, the Company has accumulated non-capital losses totalling $116,734 which expire starting 2025. This amount may be applied against future taxable income. The potential tax benefits arising from this loss have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in the management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The following table summarizes the significant components of the Company’s future tax assets:

	2006	2005

Future tax assets
Non-capital loss carry forward	$39,690	$22,927
Valuation allowance for deferred tax assets	(39,690)	(22,927)

	$-	$-

Note 4    Related Party Transactions

The amount due to a related party is due to a director of the Company and is unsecured, non-interest bearing and has no stated term of repayment. On May 31, 2006, all amounts owed to a director totaling $31,775 have been forgiven.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed/Date Resigned
Hao Liu (1)	Director, President and Chief Executive Officer	26	Director since November 17, 2004, President and Chief Executive Officer since November 17, 2004; Resigned from director and officer positions effective July 12, 2006.
Jie Ping Liu (2)	Director, Chief Financial Officer, Treasurer and Secretary	55	Director since November 30, 2004, Chief Financial Officer, Secretary, Treasurer since November 30, 2004; resigned officer positions effective July 12, 2006.
Bartly J. Loethen (3)	Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	41	Director since July 12, 2006; President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer since July 12, 2006

Each of the persons named above have held their offices/positions since July 12, 2006 and are expected to hold said offices/positions until the next annual meeting of stockholders or until the Company is sold to a merger or acquisition target.

Background of Officers and Directors

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended May 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We believe this Code reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10. Executive Compensation

Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Hao Liu President & C.E.O (1).	2005	Nil	Nil	Nil	Nil	Nil	Nil	$2,500*
Jie Ping Liu Chief Financial Officer, Treasurer and Secretary (2)	2005	Nil	Nil	Nil	Nil	Nil	Nll	Nil
Bartly J. Loethen President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (3)	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

*We have not entered into any employment agreement with our directors and executive officers, other than a service agreement with Ms. Hao Liu dated December 1, 2004 for her technical services and under the service agreement we agreed to pay Ms. Liu a service fee in the total amount of $5,000.00 for her technical services for the period from December 1, 2004 to and including December 31, 2005. As of August 31, 2005, we have paid Ms. Hao Liu a total of $2,500 for the technical services she provided pursuant to the service agreement.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors, which none have.

(1) Hao Liu has subsequently to the end of this fiscal year resigned as President and Chief Executive Officer of the Company.

(2) Jie Ping Ling has subsequently to the end of the fiscal year resigned as Chief Financial Officer, Treasurer and Secretary of the Company.

(3) Effective July 12, 2006, Mr. Loethen has been appointed by the Board of Directors as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

ITEM 11. Security Ownership of Certain Beneficial Owners and management

The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hao Liu 6 Baojianxiang, S. Gaogang, Taizhou Jiangsu, China	1,000,000 common shares	25%
Jie Ping Liu 38 Tongtai Rd. S. Gaogang, Taizhou Jiangsu, China	1,000,000 common shares	25%
Directors and Executive Officers as a Group	2,000,000 common shares	50%

(1) Based on 4,000,000 shares of common stock issued and outstanding as of May 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the
Securities Act of 1933, by virtue of their direct securities holdings.

In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group following the change of control described herein subsequent to the end of the fiscal year, May 31, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Synergy Business Consulting, LLC 730 W. Randolph, Suite 600 Chicago, Illinois 60661	2,050,000 common shares	51.25%
Principal Stockholders as a Group	2,050,000 common shares	51.25%

(1) Based on 4,000,000 shares of common stock issued and outstanding as of July 12, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control

Subsequent to the fiscal reporting year hereof, on July 12, 2006, Synergy Business Consulting, LLC purchased 2,050,000 shares of common stock, or approximately 51.25% of the issued and outstanding common stock of the Company from three existing shareholders in a private transaction, and attained voting control of the Company. This was reported in a Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

Item 12. Certain Relationships and Related Transactions

We are currently using the office space or home of our officers and directors at no cost to us. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the reporting fiscal year, the promoters of our company are our President, Chief Executive Officer and one of our directors, Hao Liu, our Chief Financial Officer, corporate secretary and one of our directors, Jie Ping Liu. Currently, the promoters of our Company would be Bartly J. Loethen, as the President, Chief Executive Officer of the Company.

On November 30, 2004, we issued 250,000 shares of our common stock at $0.02 per share to Ms. Hao Liu in a private placement transaction. On May 21, 2005, we issued a further 750,000 shares of our common stock at $0.02 per share in a private placement transaction. Ms. Liu paid the same per share price as every other subscriber in the private placement.

On November 30, 2004, we issued 250,000 shares of our common stock at $0.02 per share to Mr. Jie Ping Liu in a private placement transaction. On May 21, 2005 we issued a further 750,000 shares of our common stock at $0.02 per share in a private placement. Mr. Liu paid the same per share price as every other subscriber in the private placement.

Since November 30 of 2004, our President who is also one of our directors, Hao Liu, has been providing us with technical services in the basic design and setting up of our Internet auto parts & tool trade website. We entered into a service agreement with Ms. Hao Liu for his technical services and under the service agreement we agreed to pay Ms. Hao Liu an amount as determined by our directors in view of Ms. Hao Liu's contribution to our company and the funds available to us for compensation of contractors and employees. As of August 31, 2005, we paid Ms. Hao Liu a total of $2,500 for the technical services she provided pursuant to the service agreement between the Company and Ms. Liu dated December 1, 2004.

Item 13. Exhibits and Reports on Form 8-K

(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under our SEC File No. 333-122557, on the SEC website at www.sec.gov:

Exhibit No.     Description

*     Articles of Incorporation
*     Bylaws
Exhibit 31       Sec. 302 Certification of President/CEO and CFO
Exhibit 32       Sec. 906 Certification of President/CEO and CFO

(b) A report on Form 8K was filed with the SEC on February 10, 2006, which reported a change in the registrant’s certifying accountant.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended May 31, 2006 were $5,000 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $4,431.

Audit Related Fees

We incurred no fees for the year ended May 31, 2006 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended May 31, 2006 were $NIL.

All Other Fees

We incurred no other fees during the period for the year ended May 31, 2006 for products and services rendered by our principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neoview Holdings Inc., a Nevada corporation

Date: August 28, 2006	By:	/s/ Bartly J. Loethen, President, CEO,
CFO, Treasurer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Neoview Holdings, Inc. a Nevada corporation

Date: August 28, 2006	By:	/s/ Bartly J. Loethen, President, CEO,
CFO, Treasurer, Secretary and Director