Form 10QSB
period 2006-08-31
Neoview Holdings Inc.
filed 2006-10-16
CIK 1314183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2006

☐ Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

Commission File Number: 333-122557

NEOVIEW HOLDINGS INC.
(Name of Small Business Issuer In Its Charter)

Nevada	20-1970137
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 600
Chicago, IL	60661
(Address of principal executive offices)	(Zip Code)

(312) 454-0015
_____________________
(Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
4,000,000 shares of common stock, par value $.001 as of August 31, 2006

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.

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

PART I

Item 1. Financial Statements

NEOVIEW HOLDINGS INC.

(A Development Stage Company)

INERIM FINANCIAL STATEMENTS

August 31, 2006

(Stated in US Dollars)

(Unaudited)

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEETS
August 31, 2006
(Stated in US Dollars)
(Unaudited)

	August 31,	May 31,
	2006	2006
ASSETS
Current
Cash	$500	$41

Total current assets	$500	$41

LIABILITIES

Current
Accounts payable - Note 3	$14,607	$5,000
Due to a related party - Note 3	1,044

Total current liabilities	15,651	5,000

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized
75,000,000 common shares with a par value of $0.001
Issued and outstanding
4,000,000 common shares	4,000	4,000
Additional paid-in capital - Note 3	107,775	107,775
Deficit accumulated during the development stage	(126,926)	(116,734)

Total stockholders’ equity (deficiency)	(15,151)	(4,959)

Total liabilities and stockholders’ equity	$500	$41

Nature and Continuance of Operations - Note 2

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended August 31, 2006 and 2005 and
for the period November 17, 2004 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

			November 17,
			2004 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2006	2005	2006

Expenses
Advertising	$-	$-	$20,000
Management and consulting	-	-	2,500
Office and miscellaneous	585	60	2,082
Professional fees - Note 3	9,607	18,709	97,507
Website	-	4,117	4,837

Total Expenses	(10,192)	(22,886)	(126,926)

Loss for the period before the following item:
Foreign exchange gain	-	327	-

Net loss for the period	$(10,192)	$(22,559)	$(126,926)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	4,000,000	4,000,000

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2006 and 2005 and
for the period November 17, 2004 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

			November 17,
			2004 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$(10,192)	$(22,559)	$(126,926)
Changes in non-cash working capital balances:
Prepaid expense		(2,481)	-
Accounts payable and accrued liabilities	9,607	4,992	14,607

Cash used in operating activities	(585)	(20,048)	(112,319)

Cash flows provided by Financing Activities
Advances from a related party	1,044	4,100	32,819
Proceeds from share issuance	-	-	80,000

Cash provided by financing activities	1,044	4,100	112,819

Increase (decrease) in cash	459	(15,948)	500

Cash and cash equivalents, beginning of period	41	16,366	-

Cash and cash equivalents, end of period	$500	$418	$500

Supplemental Information:

Non-Cash Transactions

During the year ended May 31, 2006, the Company recorded a gain of $31,775 on debt forgiven by a director. This transaction was excluded from the statement of cash flows.

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period November 17, 2004 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Number	Par Value	Capital	Stage	(Deficiency)

Common shares issued for cash on November 30, 2004 - at $0.02 per share	2,500,000	$2,500	$47,500	$-	$50,000
Issuance of 1,500,000 common shares for cash on May 21, 2005 -
at $0.02 per share	1,500,000	1,500	28,500	-	30,000
Net loss for the period	-	-	-	(67,342)	(67,342)

Balance, May 31, 2005	4,000,000	4,000	76,000	(67,342)	12,658
Debt forgiven by director	-	-	31,775	-	31,775
Net loss for the year	-	-	-	(49,392)	(49,392)

Balance, May 31, 2006	4,000,000	4,000	107,775	(116,734)	(4,959)

Net loss for the period	-	-	-	(10,192)	(10,192)

Balance, August 31, 2006	4,000,000	$4,000	$107,775	$(126,926)	$(15,151)

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s May 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s May 31, 2006 annual financial statements.

Note 2	Nature and Continuance of Operations

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the November 17, 2004 (Date of Inception) to August 31, 2006.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern , which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, the Company had not yet achieved profitable operations, has accumulated losses of $126,926 since its inception, has a working capital deficiency of $15,651 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

The amount due to a related party is due to a director of the Company and is unsecured, non-interest bearing and has no stated term of repayment. On May 31, 2006, all amounts owed to a director totalling $31,775 have been forgiven.

During the quarter ended August 31, 2006, the Company’s President advanced $1,044 to the Company. The advance is unsecured, bears no interest, and is due on demand.

Neoview Holdings Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3	Related Party Transactions - (cont’d)

The Company is provided legal services by a law firm in which the President of the Company is a member. During the three months ended August 31, 2006 the Company incurred legal expenses totalling $7,607 (2006: $NIL) from this law firm which are included in accounts payable.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are not material.

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006 Unaudited
(Stated in US Dollars)
(Unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Neoview Holdings Inc. ("the Company") was incorporated on November 17, 2004 under the laws of the State of Nevada. Our principal executive office is located at 730 W. Randolph, Suite 600, Chicago, Illinois 60661. The telephone number of our principal executive office is now (312) 454-0015.

The Company is a development stage enterprise that was organized to develop and to maintain an internet auto parts and tool trade through our website "autoparts-tools.net" (the "Internet auto parts & tool trade website"). The Company had intended to develop our Internet auto parts & tool trade website into an online market place linking Chinese manufacturers and exporters of auto parts & tool products to buyers around the world. Our plan is to target the auto parts & tool products manufacturers and exporters in the People's Republic of China to register as sellers on our Internet auto parts & tool trade website.

We commenced construction of our website "autoparts-tools.net" in November, 2004. Only parts of the website are functional and our website currently still does not allow users to complete a purchase because we feel our website does not contain adequate security features to protect information given to us by the users. We intend to continue construction of our website and incorporate security features to secure information given to us through the Internet. We anticipated that our Internet auto parts & tool trade website will be fully operational by the end of 2006; however, management determined it had a lack of capital to execute this plan and that funding sources could not be found to execute the plan in a viable fashion, thus the Company decided to abandon its plan and management sold the majority interest in the Company. The subsequent change in control effective July 12, 2006, has resulted in the Company focusing upon finding suitable merger or acquisition target under new management. Such change in control was reported on a Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

Effective July 12, 2006, Hao Liu resigned as a director and officer of the Company. The remaining director, Jieping Liu, appointed Bartly J. Loethen, to fill the vacancy of Hao Liu as a director of the Company. Also, effective July 12, 2006, Jieping Liu resigned as the sole officer of the Company and our board of directors appointed Mr. Loethen as president, chief financial officer, treasurer and secretary of the Company. Such change in officers and directors of the Company was reported on a Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

The Company generated no revenue during the quarter ended August 31, 2006, and management does not anticipate any revenue until following the conclusion of a merger or acquisition, if any, as contemplated by the Company’s business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

As at August 31, 2006, the Company had no material commitments for capital expenditures.

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed at the end of the period covered by this Form 10-QSB, the Company’s chief executive officer and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-4 and 15d-14) are effective. Other than the change in management, there were not any significant changes in the Company’s internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently have no pending or threatened legal proceedings against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

A)    During the quarter ended August 31, 2006, the Company filed a current report on Form 8-K with the Securities and Exchange Commission on July 17, 2006. The Company reported a change in control and a change in the officers and directors of the Company.

B)	Exhibit No.	Description

	3.1*	Articles of Incorporation
	3.2*	Bylaws
	31.1	Section 302 Certifications
	32.1	Section 906 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 13, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neoview Holdings, Inc. a Nevada corporation

Date: October 16, 2006	By:	/s/ Bartly J. Loethen, President, CEO,
CFO, Treasurer, Secretary and Director