Form 10QSB
period 2006-11-30
Neoview Holdings Inc.
filed 2007-01-16
CIK 1314183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006

☐	Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

Commission File Number: 333-122557

NEOVIEW HOLDINGS INC.
(Name of Small Business Issuer In Its Charter)

Nevada	20-1970137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 W Randolph Suite 600 Chicago, IL	60661
(Address of principal executive offices)	(Zip Code)

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

4,000,000 shares of common stock, par value $.001 as of November 30, 2006

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

PART I

Item 1. Financial Statements

NEOVIEW HOLDINGS INC.

(A Development Stage Company)

INERIM REPORT AND FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEETS
November 30, 2006
(Stated in US Dollars)
(Unaudited)

	November 30,	May 31,
	2006	2006
ASSETS
Current
Cash	$500	$41

Total current assets	$500	$41

LIABILITIES
Current
Accounts payable - Note 3	$16,022	$5,000
Due to a related party - Note 3	22,046	-

Total current liabilities	38,068	5,000

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock
Authorized
75,000,000 common shares with a par value of $0.001
Issued and outstanding
4,000,000 common shares	4,000	4,000
Additional paid-in capital - Note 3	107,775	107,775
Deficit accumulated during the development stage	(149,343)	(116,734)

Total stockholders’ equity (deficiency)	(37,568)	(4,959)

Total liabilities and stockholders’ equity	$500	$41

Nature and Continuance of Operations - Note 2

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three and six months ended November 30, 2006 and 2005 and for the period November 17, 2004 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

					November 17,
					2004 (Date of
	Three months ended		Six months ended		Inception) to
	November 30,		November 30,		November 30,
	2006	2005	2006	2005	2006

Expenses
Advertising	$-	$-	$-	$-	$20,000
Management and consulting	-	-	-	-	2,500
Office and miscellaneous	815	15	1,400	75	2,897
Professional fees - Note 3	21,602	13,391	31,209	32,100	119,109
Website	-	-	-	4,117	4,837

Total Expenses	(22,417)	(13,406)	(32,609)	(36,292)	(149,343)

Loss for the period before the following item:
Foreign exchange gain	-	-	-	327	-

Net loss for the period	$(22,417)	$(13,406)	$(32,609)	$(35,965)	$(149,343)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	4,000,000	4,000,000	4,000,000	4,000,000

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2006 and 2005 and
for the period November 17, 2004 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

			November 17,
			2004 (Date of
	Six months ended		Inception) to
	November 30,		November 30,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$(32,609)	$(35,965)	$(149,343)
Changes in non-cash working capital balances:
Prepaid expense		400	-
Accounts payable and accrued liabilities	11,022	15,502	16,022

Cash used in operating activities	(21,587)	(20,063)	(133,321)

Cash flows provided by Financing Activities
Advances from a related party	22,046	4,100	53,821
Proceeds from share issuance	-	-	80,000

Cash provided by financing activities	22,046	4,100	133,821

Increase (decrease) in cash	459	(15,963)	500

Cash and cash equivalents, beginning of period	41	16,366	-

Cash and cash equivalents, end of period	$500	$403	$500

Supplemental Information:

Non-Cash Transactions

During the year ended May 31, 2006, the Company recorded a gain of $31,775 on debt forgiven by a director. This transaction was excluded from the statement of cash flows.

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period November 17, 2004 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Number	Par Value	Capital	Stage	(Deficiency)

Common shares issued for cash on November 30, 2004 - at $0.02 per share	2,500,000	$2,500	$47,500	$-	$50,000
Issuance of 1,500,000 common shares for cash on May 21, 2005 - at $0.02 per share	1,500,000	1,500	28,500	-	30,000
Net loss for the period	-	-	-	(67,342)	(67,342)

Balance, May 31, 2005	4,000,000	4,000	76,000	(67,342)	12,658
Debt forgiven by director	-	-	31,775	-	31,775
Net loss for the year	-	-	-	(49,392)	(49,392)

Balance, May 31, 2006	4,000,000	4,000	107,775	(116,734)	(4,959)

Net loss for the period	-	-	-	(32,609)	(32,609)

Balance, November 30, 2006	4,000,000	$4,000	$107,775	$(149,343)	$(37,568)

SEE ACCOMPANYING NOTES

NEOVIEW HOLDINGS INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
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

Note 2    Nature and Continuance of Operations

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the November 17, 2004 (Date of Inception) to November 30, 2006.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $149,343 since its inception, has a working capital deficiency of $37,568 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3    Related Party Transactions

The amount due to a related party is due to a director of the Company and is unsecured, non-interest bearing and has no stated term of repayment. On May 31, 2006, all amounts owed to a director totalling $31,775 have been forgiven.

Note 3    Related Party Transactions - (cont’d)

During the six months ended November 30, 2006, the Company’s President advanced $22,046 to the Company. The advance is unsecured, bears no interest and is due on demand.

The Company is provided legal services by a law firm in which the President of the Company is a partner. During the six months ended November 30, 2006, the Company incurred legal expenses totalling $28,109 (2006: $NIL) from this law firm. As at November 30, 2006, $14,022 owing to this law firm is included in accounts payable.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

A)    During the quarter ended November 30, 2006, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

B)    Exhibit No.  Description

3.1*   Articles of Incorporation
3.2*   Bylaws
31.1   Section 302 Certifications
32.1   Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neoview Holdings, Inc. a Nevada corporation

Date: January 3, 2007	By:	/s/ Bartly J. Loethen
President, CEO, CFO, Treasurer, Secretary and Director