Form 10QSB
period 2007-02-28
Neoview Holdings Inc.
filed 2007-04-16
CIK 1314183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended February 28, 2007

NEOVIEW HOLDINGS INC.
(Name of small business issuer in its charter)

Nevada	20-1970137
(State of incorporation)	(IRS Employer ID Number)

730 West Randolph, Suite 600
Chicago, IL 60661
(312) 454-0015
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

There were 4,000,000 shares of Common Stock outstanding as of February 28, 2007.

Item 1.  Financial Statements

NEOVIEW HOLDINGS INC.
(A Development Stage Company)

Neoview Holdings Inc.
Balance Sheets
(A Development Stage Company)

	February 28	May 31,
	2007	2006
	(Unaudited)	(See Note 1)

ASSETS

CURRENT ASSETS:
Cash	$500	$41
Total Current Assets	500	41

	$500	$41

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$2,000	$5,000
Accrued expenses	1,300	-
Related party payables	41,559	-
Total Current Liabilities	44,859	5,000

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value; 75,000,000 shares authorized,
4,000,000 issued and outstanding	4,000	4,000

Additional paid-in capital	107,775	107,775
Deficit accumulated during development stage	(156,134)	(116,734)
Total Stockholder's deficiency	(44,359)	(4,959)

	$500	$41

See notes to consolidated financial statements.

Neoview Holdings Inc.
INTERIM STATEMENTS OF OPERATIONS
(A Development Stage Company)
(unaudited)

					November 17,
					2004 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	February 28	February 28	February 28	February 28	February 28,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	-	-	-	-	20,000
Management and consulting	-	-	-	-	2,500
Office and miscellaneous	598	16	1,998	91	3,495
Professional fees	6,193	6,639	37,402	38,739	125,302
Website	-	-	-	4,117	4,837
	6,791	6,655	39,400	42,947	156,134

NET LOSS FROM OPERATIONS	(6,791)	(6,655)	(39,400)	(42,947)	(156,134)

Other Income (Expense):
Foreign exchange gain	-	-	-	327	-

NET LOSS	$(6,791)	$(6,655)	$(39,400)	$(42,620)	$(156,134)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	4,000,000	4,000,000	4,000,000	4,000,000

See notes to consolidated financial statements.

Neoview Holdings Inc.
INTERIM STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(unaudited)

			November 17,
			2004 (Date of
	Nine Months Ended		Inception) to
	February 28	February 28	February 28,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,400)	$(42,620)	$(156,134)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Prepaid expense	-	400	-
Accounts payable and accrued expenses	(1,700)	3,672	3,300
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(41,100)	(38,548)	(152,834)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party	41,559	22,223	73,334
Proceeds from sale of stock	-	-	80,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,559	22,223	153,334

NET DECREASE IN CASH	459	(16,325)	500

CASH, beginning of the period	41	16,366	-

CASH, end of the period	$500	$41	$500

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

During the year ended May 31, 2006, the Company recorded a gain of $31,775 on debt forgiven by a director. This transaction was excluded from the statement of cash flows

See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

February 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

Note 1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB for the period ended February 28, 2007 should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2006, has been omitted. The results of operations for the three-month and nine-month periods ended February 28, 2007 are not necessarily indicative of results for the entire year ending May 31, 2007.

Note 2. NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on November 17, 2004.
The Company has a total of 75,000,000 authorized shares of common stock with a par value of $.001 per share and 4,000,000 shares issued and outstanding as of February 28, 2007.

b) Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and has losses to date of approximately $156,134. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to find a merger partner, to meet its financing requirements, and the success of its future operations. Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 3. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

a) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

b) Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

c) Basic and Diluted Loss per Share

In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include all possible common share equivalents as if they were all issed. At February 28, 2007, the Company has no outstanding common stock equivalents so basic and diluted losses per share are the same.

d) New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

e) Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Note 4.  RELATED PARTY TRANSACTIONS

At February 28, 2007, the majority shareholder, who is also the Company’s President, has advanced the Company working capital funds in the amount of $41,559. The related party payables are unsecured, non-interest bearing and have no stated term of repayment.

Note 5.  CHANGE IN CONTROL

Effective July 12, 2006, Synergy Business Consulting, LLC purchased 2,050,000 shares of common stock, or approximately 51.25% of the issued and outstanding common stock of the Company from three existing shareholders in a private transaction, resulting in a change in control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

The Company generated no revenues during the quarter ended February 28, 2007. We expect our current cash in the bank approximating $500 at February 28, 2007, to be satisfactory to seek a prospective acquisition or merger candidate, without having to raise additional funds or seek bank loans. We currently have no funds set aside for additional research and assessment to any property and we continue to seek a prospective merger or acquisition candidate.

2

We do not intend to purchase any significant property or equipment, make any material commitments for capital expenditures, nor incur any significant changes in employees during the next 12 months. For the period from inception to February 28, 2007, we had no revenues and incurred net operating losses of $155,283.99, consisting of general and administrative expenses incurred in connection with the preparation and filing of our initial public offering documents in the State of Nevada, professional and consultant fees and exploration expenditures for Phase I.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, we have enough operating capital to continue to seek new property acquisitions or resource projects.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

3

ITEM 3. Defaults on Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10-SB Registration Statement, dated January 13, 2005:

Exhibit Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

B) There were no reports filed on Form 8-K during the quarter ended February 28, 2007.

4

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2007	Neoview Holdings Inc., Registrant

	By:	/s/ Bartly J Loethen
Bartly J Loethen, President, Chief
Executive Officer, Principal Accounting
Officer, Chief Financial Officer,
Secretary and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2007	Neoview Holdings Inc., Registrant

	By:	/s/ Bartly J Loethen
Bartly J Loethen, President, Chief
Executive Officer, Principal Accounting
Officer, Chief Financial Officer,
Secretary and Chairman of the Board

By:	/s/ Bartly J Loethen
Bartly J Loethen, Director

5