Form 10QSB
period 2007-06-30
Jingwei International LTD
filed 2007-08-14
CIK 1314183

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to __________________________________________________

Commission file number: 333-122557

Jingwei International Limited
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-1970137
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1605, Tianan Hi-Tech Plaza Tower A, Tianan Cyber Park
Futian District,
Shenzen, PRC 518040
(Address of Principal Executive Offices)

+86075583433290
(Issuer’s Telephone Number, including area code)

Neoview Holdings Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 5 No ~

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 8, 2007, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

JINGWEI INTERNATIONAL LIMITED AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Jingwei International Limted And Subsidiaries
 Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and equivalents	$13,304,657	$409,419
Inventories	57,259	-
Trade receivables (net of allowance of doubtful	6,849,851	-
accounts of $133,165)
Other receivables, prepayments and deposits (net	2,038,125	-
of allowance of doubtful accounts of $822,769)

Amount due from a related company	2,210,932	-
Total Current Assets	24,460,824	409,419

Non-current assets
Property, plant and equipment - Net	2,339,806	-

Total Assets	$26,800,630	$409,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$151,439	$-
Accruals and other payables	1,365,940	-
Amount due to a related company	-	401,736
Tax payable	612,041	-
Loan from a stockholder	86,045	-
Total Liabilities	2,215,465	401,736

Minority Interest - Variable Interest Entities	6,231,648	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000	17,049	11,554
shares authorized, 17,049,000 shares issued and
outstanding in 2007; 11,554,000 shares issued
and outstanding in 2006
Additional Paid-in Capital	15,063,981	(1,554)
Statutory and other reserves	530,614	-
Accumulated other comprehensive income	141,876	-
Retained Earning (accumulated deficit)	2,599,997	(2,317)
Total Stockholders' Equity	18,353,517	7,683

Total Liabilities and Stockholders' Equity	$26,800,630	$409,419

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 And The Period May 15, 2006 (Inception) Through
June 30, 2006

	Three Months Ended June 30, 2007	May 15, 2006 through June 30, 2006	Six Months Ended June 30, 2007	May 15, 2006 through June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$7,750,221	$-	$10,979,977	$-
Cost of sales	(5,398,273)	-	(6,171,519)	-
Gross profit	2,351,948	-	4,808,458	-

Expenses
General and administrative expenses	(323,222)	(1,198)	(599,930)	(1,198)
Research and development costs	(177,889)	-	(182,915)	-
Total Expenses	(501,111)	(1,198)	(782,845)	(1,198)

Income (loss) from operations	1,850,837	(1,198)	4,025,613	(1,198)

Other income (expenses)
Other income	38,235	-	161,870	-
Subsidy income	23,904	-	90,556	-
Interest income	590	-	1,112	-
Finance costs	(4,257)	-	(29,910)	-
Total other income	58,472	-	223,628	-

Income (loss) from operations &
other income	1,909,309	(1,198)	4,249,241	(1,198)

Variable interest entities’ income before acquisition	-	-	(761,610)	-

Income (loss) before income taxes	1,909,309	(1,198)	3,487,631	(1,198)

Income taxes	(237,376)	-	(354,703)	-

Net income (loss)	$1,671,933	$(1,198)	$3,132,928	$(1,198)

Earnings Per Share (Basic)	$0.11	$-	$0.22	$-

Earnings Per Share (Diluted)	$0.11	$-	$0.21	$-

Weighted Average Common Shares Outstanding
Basic	15,444,769	11,554,000	14,554,331	11,554,000
Diluted	15,753,621	11,554,000	14,863,183	11,554,000

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2007 And The
Period May 15, 2006 (Inception) Through June 30, 2006

	Three Months Ended June 30, 2007	May 15, 2006 through June 30, 2006	Six Months Ended June 30, 2007	May 15, 2006 through June 30, 2006

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (loss)	$1,671,933	$(1,198)	$3,132,928	$(1,198)

Other Comprehensive Income
Foreign currency translation adjustment	40,450	-	141,876	-

Comprehensive Income	$1,712,383	$(1,198)	$3,274,804	$(1,198)

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2007

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Accumulated Other Comprehensive(loss)Income	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2006 (Audited)	10,000	$10,000	$-	$-	$-	$(2,317)	$7,683

Retroactive recapitalization	11,544,000	1,554	(1,554)	-	-	-	-

Balance, December 31, 2006	11,554,000	11,554	(1,554)	-	-	(2,317)	7,683

Issuance of common stock at merger	2,100,000	2,100	(2,100)	-	-	-	-

Issuance of common stock, private placement - net of offering costs	3,395,000	3,395	15,067,635	-	-	-	15,071,030

Foreign Currency Translation adjustment	-	-	-	-	141,876	-	141,876

Transfer to Statutory and Other Reserves	-	-	-	530,614	-	(530,614)	-

Net income for the six months ended June 30, 2007	-	-	-	-	-	3,132,928	3,132,928

Balance, June 30, 2007 (Unaudited)	17,049,000	$17,049	$15,063,981	$530,614	$141,876	$2,599,997	$18,353,517

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 And The Period May 15, 2006
(The Inception) Through June 30, 2006

	Six Months Ended	May 15, 2006 through
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$3,132,928	$(1,198)
Adjustments to reconcile net income to net
cash(used in)provided by operating activities
Depreciation	32,738	-

Changes in operating assets and liabilities, net of effect of acquisition
Trade receivables	(1,662,329)	-
Other receivables,prepayments and deposits	1,590,886	-
Amounts due from related parties	(2,210,933)	-
Inventories	237,983	-
Trade payables	(292,762)	-
Other payables and accrued expenses	(116,554)	-
Amounts due to related parties	(1,515,321)	-
Income tax payable	612,041	-

Net cash flows used in operating activities	(191,323)	(1,198)

Cash flows from investing activities
Cash from acquisition of variable interest entities	528,493	-
Acquisition of property and equipment	(2,372,544)	-

Net cash flows used in investing activities	(1,844,051)	-

Cash flows from financing activities
Initial capital contribution	-	10,000
Net proceeds from private placement	15,071,030	-
Repayment of stockholder loans	(282,206)	-

Net cash flows provided by financing activities	14,788,824	10,000

Effect of foreign currency translation on cash
and cash equivalents	141,876	-

Net increase in cash and equivalents	12,895,326	8,802

Cash and cash equivalents-beginning of period	409,419	-

Cash and cash equivalents-end of period	$13,304,657	$8,802

See accompanying notes to the consolidated financial statements.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Note 1  Corporate information and description of business

Jingwei International Limited and its consolidated subsidiaries and variable interest entities (the “Company”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, our President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”). Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Ltd. (“Jingwei HK”), which was established on October 31, 2006 in HongKong. On February 8, 2007, a wholly subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Co., Limited (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Co., Ltd. (Jingwei Communication), a PRC company, entered into various agreements. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity of the Company. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd. which Jingwei Communication owns 100% and New Yulong Software Technology Development Co. Ltd., which Jingwei Communication owns 51.89% and New Yulong Information Technology Development Co. owns the other 48.11%.

On May 16, 2007, Jingwei BVI entered into a share exchange agreement with Neoview, Synergy Business Consulting LLC, a principal shareholder of Neoview, and the shareholders of Jingwei BVI. Neoview is a public shell company (“Shellco”). Pursuant to the share exchange agreement, Shellco acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s shareholders in exchange for the issuance to Jingwei BVI’s shareholders of 11,554,000 shares of Shellco common stock, constituting 86.4% of Shellco’s outstanding shares of common stock on a fully-diluted basis. As a result of this transaction, Jingwei BVI became a wholly owned subsidiary of Shellco. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Jingwei BVI for the net monetary assets of Shellco, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Shellco, are those of the legal acquiree, Jingwei BVI, which is considered to be the accounting acquirer. Shares and per share amounts stated have been adjusted to reflect the merger.

Immediately following the closing of the merger, Shellco consummated a private placement of 3,395,000 units, each consisting of one (1) share of Common Stock and 0.3 of a Warrant with each Warrant to purchase one (1) share of common stock, for aggregate gross proceeds of $16,975,000 or $5.00 per unit. In conjunction with this offering, the Company paid a placement agent cash of $1,188,250, representing 7% of the aggregate gross proceeds of the offering, and issued the placement agent warrants to purchase 441,350 shares of its common stock, representing 10% of the total number of shares sold in the offering, including the warrants to purchase 1,018,500 shares of the Company’s common stock. The warrants to purchase 441,350 shares were recorded as a non-cash offering expense.

In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the private placement investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the 3,395,000 shares of common stock issued as part of the Units and the 1,018,500 shares of Common Stock underlying the Warrants (the “Warrant Shares”), within 60 calendar days of the Closing Date of the private placement, and use the Company’s best efforts to have the registration statement declared effective within 120 calendar days of the Closing Date of the private placement or 180 calendar days following the Closing Date of the private placement, if the Registration Statement is subject to review and comment by the SEC. The Company will pay liquidated damages of 1% of the dollar amount of the Units sold in the private placement per month, payable in cash, up to a maximum of 10%, if the Registration Statement is not filed and declared effective within the foregoing time periods. The Company did not meet the July 16, 2007 filing deadline (60 days from the Closing Date of the private placement) and therefore incurred a penalty of $169,750 on that date. The Company is also incurring interest expense at a rate of 18% per annum on the penalty.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

The Company also entered into an escrow agreement with CRT Capital Group, LLC, a representative of the Investors (“CRT”), Continental Stock Transfer & Trust Company (the “Escrow Agent”) and certain of the shareholders of Jingwei BVI (the “Escrow Agreement”), in which 2,000,000 shares of the Company's Common Stock (the “Escrow Shares”) were delivered to the Escrow Agent. The Escrow Shares are being held as security for the achievement of $6,827,000 in net income for the year ended December 31, 2007 (the “Net Income Threshold”). If the Company achieves the Net Income Threshold, the Escrow Shares will be released back to such Shareholders. If the Net Income Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by a formula included in the Escrow Agreement) will be distributed pro-rata to the Investors, based on the actual net income for the year ended December 31, 2007.

Following the completion of the merger and the private placement, Shellco had 18,508,850 shares of Common Stock outstanding on a fully-diluted basis.

Note 2  Summary of significant accounting policies

Financial Statements

The accompanying unaudited financials statements have been prepared by Jingwei International Limited (“Jingwei International”). These statements include all adjustments which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Polices included in the 2006 Annual Report. Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2007 may not be indicative of operating results expected for the full year.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of Jingwei International, its subsidiaries, namely, Jingwei HK, Jingwei Hengtong, and its variable interest entities, namely Jingwei Communication, New Yulong Information Technology Co. Limited, New Yulong Software Technology Development Co. Limited., have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Jingwei International, its subsidiaries and variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”). These interpretations address financial reporting for entities over which control is achieved through means other than voting rights. According to the requirements of FIN 46R, Jingwei International has evaluated its relationships with Jingwei Communication. Jingwei International has concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable Jingwei International to control Jingwei Communication, Jingwei International is the primary beneficiary of Jingwei Communication. Accordingly, Jingwei International adopted the provisions of FIN 46R and will consolidate Jingwei Communication. The contractual agreement with Jingwei Communication was in effect on February 8, 2007, however for accounting purposes the effective date was January 31, 2007. The income statement for the six months ended June 30, 2007 reflects the entire six months of the variable interest entities and then eliminates the pre-acquisition net income for the month of January 2007. The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their book value. The fair value of the acquired net assets of Jingwei Communication exceeded the deemed consideration given of $256,871. The Company reduced all of the non-current assets of Jingwei Communication, in the amount of $153,568 to zero and then recognized the remaining amount of $6,231,648 as Minority Interest -Variable Interest Entities on the balance sheet. The following table summarizes the fair value of the Jingwei Communication’s assets acquired and liabilities assumed as of February 8, 2007, with an effective date of February 1, 2007 for accounting purposes:

Assets acquired:
Cash	$528,493
Fixed assets, net	153,568
Raw Materials	295,242
Accounts receivable, net	5,187,523
Other receivables	2,420,493
Other current assets	1,208,518
Total acquired assets	$9,793,837

Liabilities assumed:
Accounts payable and accrued expenses	$1,669,825
Loan from director	368,341
Amount due to related parties	1,113,584
Total liabilities assumed	$3,151,750
Net assets acquired	$6,642,087

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade and other receivables. As of June 30, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, amounts due from related parties, other receivables, prepayments and deposits, trade and other payables, amounts due to related parties and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is not exposed to this risk as majority of its trading transactions are denominated in its functional currency.

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to the aging of trade and other receivables as follows:

Trade and other receivables due:	% of general provision

Within one year	0.3
After one year but within two years	5.0
After two years but within three years	20.0
Over three years	100.0

Additional specific provision is made against trade and other receivables aged less than three years to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from four to seven months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows:

	Annual rate	Residual value
Software	20%	0%
Motor vehicles	10%	10%
Office equipment and computers	20%	10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Impairment of long-lived assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets and intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets and intangibles in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s financial statements.

Revenue recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.

Subject to these criteria, the Company generally recognizes revenue from software and system services when: a) a contract has been signed by the customers and the Company, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price, and d) the customer acceptance of the project is reasonably assured.

Revenue from data mining services is recognized when the services are rendered.

Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received.

Advertising, transportation, research and development expenses

Advertising, transportation and research and development expenses are charged to expense as incurred.

For the reporting period, there was no advertising expense occurred.

Retained earnings -appropriated

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its income after tax to the following reserves:

(a) Statutory surplus reserve

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

In accordance with the relevant laws and regulations of the PRC and the articles of association of New Yulong Information Technology and New Yulong Software Technology, these subsidiaries are required to appropriate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(b) Statutory public welfare fund

In accordance with the articles of association of New Yulong Information Technology and New Yulong Software Technology, 5% to 10% of their net income reported in the PRC statutory accounts is to be appropriated to statutory public welfare fund. The statutory public welfare fund can only be utilized on items for the collective benefits of the subsidiaries’ employees. This fund is non-distributable other than in liquidation.

(c) Discretionary surplus reserve

In accordance with the articles of association of New Yulong Information Technology and New Yulong Software Technology, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting. Neither of the Company’s subsidiaries had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to December 31, 2006.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Foreign currency translation

The functional currency of the Company is RMB which is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment of other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at June 30, 2007 and December 31 2006 were RMB1 for $0.1312 and $0.1242 respectively.

Stock-based compensation

The Company adopted SFAS No. 123(R), Share-Based Payment effective January 1, 2006. During the reporting periods, the Company did not have any stock-based compensation payments.

Basic and diluted earnings per share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share is computed using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Note 3  Income taxes

Pursuant to the PRC tax laws and regulations and approvals from the relevant PRC tax authorities, the entities are entitled to a preferential income tax rate of 15%;

No deferred tax asset had been recognized due to immateriality. During the three and six months ended June 30, 2007 the Company recognized tax expense of $237,376 and $354,703. The Company had no temporary differences as of June 30, 2007.

Note 4  Amounts due from/(to) related parties

Amounts due from/(to) related parties comprises the following items:

Related Parties	Relationship	As of June 30, 2007

Huashidai Information technology Ltd.	Mr. Du is a common stockholder, and President and Chairman of our Company	$2,136,184
New Yulong Technology Consulting Service Ltd	Mr. Du is a common stockholder, and President and Chairman of our Company	$74,748

		$2,210,932

Note 5  Loan from a stockholder

Amount represents loan from stockholder payable to Mr. Du for the balance of $262,302 with interest at 6.75 % per annum less an amount due from Mr. Du of $176,257.

The loan is unsecured and repayable on demand. During six months ended June 30, 2007 the Company paid interest expense of $25,653.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Note 6  Security

On May 16, 2007, the Company consummated a private placement of 3,395,000 units, Each unit consists of one share of the Company’s common stock (the “Common Stock”) and 0.30 of a Warrant with each Warrant to purchase one share of the Common Stock (each a “Warrant” and collectively the “Warrants”) at an exercise price of $6.00 per share, subject to adjustment. The Common Stock and Warrants will be separately transferable, subject to compliance with the Securities Act. The total gross proceeds were $16,975,000, the offering costs were $1,903,970, resulting in net proceeds of $15,071,030. As part of the offering costs, the placement agent also received warrants to purchase 441,350 shares of the Company’s Common stock.

The Company issued warrants to purchase a total of 1,459,850 shares of common stock.. The warrants have a four year term. So long as there is an effective registration statement covering the shares of Common Stock issuable upon exercise of the Warrants, the Company may redeem the Warrants on not less than 20 days' prior written notice, at a price of $0.01 per Warrant, if the following conditions are met: (i) the fair market value of our Common Stock exceeds 200% of the exercise price for the 20 consecutive trading day period ending five trading days prior to the date of the redemption notice and (ii) the Warrants are then exercisable.

The Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or if the registration statement is not declared by the SEC within six months of the private placement closing date, by “cashless exercise”. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchase upon exercise of the Warrants in cash, the holder will forfeit a number of shares underlying the Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive any additional proceeds to the extent that Warrants are exercised by cashless exercise.

The exercise price and number of shares of Common Stock issuable upon exercise of the Warrants may be adjusted in certain circumstance, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of a Warrant, a holder would be entitled to receive a fractional interest in a share, we will pay to the holder cash equal to such fraction multiplied by the then fair market value of one full share.
The Warrants will contain standard and customary weighted average anti-dilution protection.

Note 7  Segment information

Beginning February 1, 2007, with the acquisition of Jingwei Communication, the Company has two reportable segments based on the type of services provided, data mining services and software and system services. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Datamining Services	Software Services	Total
	Six Months Ended June 30, 2007	Six Months Ended June 30,2007	Six Months Ended June 30,2007
Revenue	$9,451,955	$1,528,022	$10,979,977
Segment Profit	2,517,288	615,640	3,132,928
Segment Assets	18,760,441	8,040,189	26,800,630
Expenditure for Segment Assets	2,372,544	-	2,372,544

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

	Datamining Services	Software Services	Total
	Three Months Ended June 30 2007	Three Months Ended June 30 2007	Three Months Ended June 30 2007

Revenue	$6,968,038	$782,183	$7,750,221
Segment Profit	1,326,935	344,998	1,671,933
Segment Assets	18,760,441	8,040,189	26,800,630
Expenditure for Segment Assets	2,372,544	-	2,372,544

Note 8  Proforma statement

On February 8, 2007, the Company registered a wholly owned subsidiary company Jingwei Hengtong in the PRC. On the same day, Jingwei Hengtong and Jingwei Communication entered into various contractual agreements, details of which are summarized as follows

Exclusive Technology Consulting Services Agreement. Pursuant to the exclusive technology consulting services agreement between Jingwei Hengtong and Jingwei Communication, Jingwei Hengtong has the exclusive right to provide to Jingwei Communication technology consulting services related to the design, development and implementation of computer software and the maintenance of networks, and provide access to Jingwei Hengtong’s team of personnel who have extensive experience in information technology services. Under the terms of this agreement, Jingwei Hengtong has agreed to pay all of the operating costs incurred by Jingwei Communication and Jingwei Communication shall pay bi-monthly service fees to Jingwei Hengtong consisting of all income from the business operations. This agreement is for a ten year term expiring on February 8, 2017, with an automatic one (1) year renewal. The agreement is subject to early termination in accordance with the terms therein.

Operating Agreement. Pursuant to the operating agreement among Jingwei Hengtong, Jingwei Communication and the shareholders of Jingwei Communication, Jingwei Hengtong agrees to guaranty Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return for the guaranty, Jingwei Communication has pledged its accounts receivables and all of its assets to Jingwei Hengtong. The shareholders of Jingwei Communication have also agreed to appoint persons recommended by Jingwei Hengtong to serve on Jingwei Communication’s Board of Directors and to appoint Jingwei Hengtong’s managers as managers of Jingwei Communication. In addition, Jingwei Communication and its shareholders agree that without the prior consent of Jingwei Hengtong, Jingwei Communication will not engage in any transactions that could materially affect the assets, liabilities, obligations, rights or operations of Jingwei Communication, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, including intellectual property rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operations to any third party. This agreement is for a ten year term expiring on February 8, 2017, subject to early termination in accordance with the terms therein.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Intellectual Property Assignment Agreement. Under the intellectual property assignment agreement, Jingwei Communication assigned to Jingwei Hengtong all of its interest and rights in certain intellectual property, including without limitation, certain trademarks, the ownership of Jingwei Communication’s consumer database, and a software copyright and license. Jingwei Hengtong paid RMB1,000 for the intellectual property transferred under this agreement. Jingwei Communication agreed to take all actions and pay all expenses in connection with registering the intellectual property in Jingwei Hengtong’s name.

Intellectual Property Agreement. Under the intellectual property agreement, Jingwei Hengtong granted Jingwei Communication a non-exclusive, non-assignable and non-transferable license to use certain intellectual property, including without limitation, certain trademarks, consumer data bases, and a software copyright and license for use exclusively in the PRC. Jingwei Hengtong will retain the sole and exclusive rights in the intellectual property, including any improvement, upgrades and derived products, no matter whether such products are created by Jingwei Hengtong and Jingwei Communication. The annual license fee for all intellectual property is RMB1,000,000. Jingwei Hengtong has the right to waive payment, or adjust the amount of any license fees at any time, during the course of the agreement. This agreement is for a five year term expiring on February 8, 2012, subject to early termination in accordance with the terms therein.

Equity Pledge Agreement. Under this agreement between the shareholders of Jingwei Communication and Jingwei Hengtong, the shareholders of Jingwei Communication pledged all of their equity interests in Jingwei Communication to Jingwei Hengtong to guarantee their obligations under the amended and restated loan agreement and Jingwei Communication’s performance of its obligations under the technology consulting agreement. If Jingwei Communication or any of its shareholders breaches its respective contractual obligations under the amended and restated loan agreement or the technology consulting agreement, or upon the occurrence of one of the events regarded as an event of default under this agreement, Jingwei Hengtong, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of Jingwei Communication agreed not to dispose of the pledged equity interests or take any actions that would prejudice Jingwei Hengtong’s interest, and to notify Jingwei Hengtong of any events or upon receipt of any notices which may affect the shareholders’ interest. The equity pledge agreement will expire two years after Jingwei Communication and its shareholders fully perform their respective obligations under the technology consulting agreement and the loan agreement.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Exclusive Option Agreement. Under the option agreement among Jingwei Hengtong, Jingwei Communication and the shareholders of Jingwei Communication, the shareholders of Jingwei Communication irrevocably granted Jingwei Hengtong or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of the equity interests in Jingwei Communication for the cost of the original purchase price paid for the equity interests; provided, however, if under applicable PRC laws and regulations an appraisal is required, then the purchase price shall be the minimum amount of consideration permitted by applicable PRC law. In addition, Jingwei Communication and its shareholders agree that without the prior consent of Jingwei Hengtong, Jingwei Communication will not take certain actions that may have a material adverse effect on the equity interests or the liabilities, rights or operations of Jingwei Communication. Jingwei Hengtong or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. This agreement is for a ten year term expiring on February 8, 2017, subject to early termination in accordance with the terms therein.

Amended and Restated Loan Agreement. Under the loan agreement between Jingwei Hengtong and the shareholders of Jingwei Communication, the shareholders confirmed that Jingwei Hengtong had made an RMB2,000,000 interest-free loan to the shareholders of Jingwei Communication solely for the shareholders to fund the capitalization of Jingwei Communication. The loan can only be repaid upon the transfer of the equity interests from the shareholders to Jingwei Hengtong and the use of the proceeds from such transfer to repay the loan. This agreement is for a ten year term expiring on February 8, 2017, subject to acceleration and extension in accordance with the terms therein.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”). These interpretations address financial reporting for entities over which control is achieved through a means other than voting rights. According to the requirements of FIN 46R, the Company has evaluated its relationships with Jingwei Communication and concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable the Company to control Jingwei Communication, the Company is the primary beneficiary of Jingwei Communication. Accordingly, the Company adopted the provisions of FIN 46R and will consolidate Jingwei Communication.

Jingwei Communication was established on May 8, 2001 in PRC. It has registered capital of RMB5,000,000 and is principally engaged in software development and data mining services in PRC. Mr. Du is the controlling stockholder of the company who holds 90% of the company’s registered capital.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

The following unaudited Pro Forma financial information presents the combined results of operation of the Company as if the variable interest entity relationship, the reverse merger and the group were in existence as of the beginning of fiscal years 2006 and 2007:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$7,750,221	$3,730,728	$10,979,977	$6,001,516
Net income	1,671,933	1,215,427	3,894,538	2,150,576
Basic earning per share	0.11	0.09	0.27	0.16
Diluted earning per share	0.11	0.09	0.26	0.16

Item 2. Management’s Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “RISK FACTORS,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report and in conjunction with our “SELECTED CONSOLIDATED FINANCIAL DATA”:

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this report. This report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “RISK FACTORS”.

Business Overview

Jingwei International Limited (“we”, “us”, “our”, the “Company”, or “Jingwei”) was initially organized in November 2004 to develop an internet auto parts and tool trade website into an online market place linking Chinese manufacturers and exporters of auto parts and tool products to buyers around the world. Due to a lack of capital to execute this plan, in July 2006 management sold a majority interest in Jingwei, and under our new management, we focused on finding a suitable merger or acquisition target. On May 16, 2007 we consummated a share exchange with Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”) whereby Jingwei BVI became our wholly owned subsidiary and the shareholders of Jingwei BVI acquired 11,554,000 shares of our common stock.

Jingwei is a technology services provider in China specializing in software and data mining services. The Company’s software services include a broad range of billing systems, provisioning solutions and decision support and customer relationship management systems that can be easily integrated into a customer’s existing software platform. Jingwei’s data mining capabilities, which include business efficiency and database marketing and analysis services, are bolstered by its proprietary database which contains detailed biographical, demographic and purchasing data on over 200 million Chinese consumers. Within its data mining services segment, the Company also offers telecom providers a full-range of WVAS.

Currently, the Company offers 17 software platforms and its intellectual property portfolio is covered by nine patents issued by the National Intellectual Property Administration of the People’s Republic of China and the Shenzhen Bureau of Science, Technology and Information.

The primary geographic focus of the Company’s operations is in China, where it derives substantially all of its revenues. The Company conducts it business operations through its wholly owned subsidiary Jingwei HengTong and thereby through a variable interest entity Jingwei Communications. Both companies are registered in the People’s Republic of China.

The Company raised $16.975 million through a private placement in May 2007. The proceeds of the private placement will be used to purchase equipment for storage and maintenance of our data, purchase of new data and working capital. With the injection of this capital, Jingwei expects to realize its business strategy and become a leading player in the same industry in China.

The Company derives substantially all of its revenues from software and data mining services. The Company’s products and services are sold by its sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to fees, the Company shares in the revenues derived from consumer purchases resulting from its database marketing and promotion activities.

Jingwei operates under exclusive software licensing and revenue sharing agreements with China Mobile in eight provinces and China Unicom in three provinces, and has software installations with several additional telecom companies, including China Broadcast, China Netcom, China Rail Com and China Telecom. In addition, the Company has recently begun managing third-party software platforms for affiliates of China Mobile in five other provinces and for affiliates of China Unicom in three other provinces.

The Company owns and manages a database containing detailed biographical, demographic and purchasing information on over 200 million Chinese consumers. The Company believes its database is the largest in China, and that it would be difficult for competitors to duplicate. The breadth of Jingwei’s database affords it the ability to conduct a wide range of data mining processes. Once a target audience is identified through data mining analysis, the Company assists its customers in the promotion and marketing of new products and services through telemarketing, direct marketing and WVAS. The Company shares in the revenues derived from consumer purchases resulting from its marketing and promotion activities. Within its data mining services operations, the Company also offers telecom providers a vast range of WVAS. Unlike its competitors who use telecom providers’ networks simply as a distribution channel, the Company creates and manages WVAS for telecom providers to offer to their customers under their own brands.

Business Outlook

Jingwei’s business has grown rapidly since inception and the Company anticipates that its business will continue to grow at a rapid pace in the next three to five years. Jingwei’s growth will be driven by the broad adoption of its data mining services outside of telecom sector, geographic expansion and the introduction of new products and services.

The Company will complete its database infrastructure and the organization of the consumer database with real time response capability. Beginning in September, the Company will be providing data marketing services to sectors other than the telecommunications sector, through target advertising of the mobile handsets in the real estate, utility, fashion, financials, retail and other sectors.

The Company will also begin to expand into the music download space with the recent exclusive contract with Unicom, one of the two mobile operators in China with over 150 million subscribers.

In addition, the Company has been positioning to expand into the digital media space through its capability in mobile advertising delivery and its exclusive mobile advertising contracts with the mobile operators. Revenues will start to be realized in the second half of 2007.

The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company’s Annual Report on Form 10-KSB.

Results of Operations

Three and Six months Ended June 30, 2007

We do not believe a comparison to the 2006 applicable periods is meaningful since the prior year periods reflect pre-acquisition numbers during which time the Company had no operations and was considered a “shell company.”

In the first half of 2007, the Company saw strong demand for its data mining and data marketing services in both telecom and other sectors. The increase in revenue during the first half of 2007 is primarily due to sales growth in data mining and data marketing as well as the software business. New data mining revenues included sales to power utility companies, and telecom operators in Shanghai and Fujian provinces. Data marketing, where Jingwei continues to leverage its proprietary data base to help customers promote and market new product offerings directly to end users, saw the biggest increase in revenues with contracts to promote and market products for Kangka mobile handsets, Missed Call services in 5 provinces, subscribers acquisition campaign for Shanghai, Guangdong, Henan, Fujian and other Unicom and China Mobile operators, and IPTV and DTV subscription sales in 8 provinces.

Revenues.  Revenues increased to $7.75 million and $10.98 million for the three months and six months ended June 30, 2007. Data Mining revenue was $7.0 million in second quarter 2007 and $9.45 million for the first half year of 2007. Software services revenues was $0.75 million for second quarter of 2007 and $1.53 million in first half year of 2007.

Gross Profit.  For the three months and six months ended June 30, 2007, gross profit was $2.35 million and $4.81 million, respectively.

General and Administrative Expense. For the three months and six months ended June 30, 2007, general and administrative expense was $0.32 million and $0.60 million respectively.

Income from Operations and Other Income. Income from operations and other income and income taxes for the second quarter of 2007 was $1.91 million and for the first half year was $4.25 million.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States. In doing so, the Company has to make estimates and assumptions that affect its reported amount of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Jingwei bases its estimates on historical data and trends and other assumptions that it believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Allowance for Doubtful Accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectiblity of trade and other receivables. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, Jingwei’s management established the general provisioning policy to make the allowance for doubtful accounts equivalent to the aging of trade and other receivables during first quarter 2006 and 2007 as follows:

% of general provision
Trade and other receivables due:

Within one year	0.3%

After one year but within two years	5.0%

After two years but within three years	20.0%

Over three years	100.0%

Additional specific provisions are made against trade and other receivables aged less than three years to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from four to seven months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Revenue Recognition. Revenues from software services are recognized when all of the following have occurred: (i) a contract has been signed by the customer and the Company; (ii) the Company has delivered software services to the customer as defined by the customer; (iii) the project milestone delivered is assigned a fixed price; and (iv) the customer’s acceptance of the project is reasonably assured.

Revenue from data mining services is recognized when the services are rendered.

Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as income at the time when the approval documents are obtained from the relevant government authorities and are received by the Company.

Foreign Currency Translation. The functional currency of the Company is the renminbi (“RMB”) which is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into U.S. dollars. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment of other comprehensive income, a component of stockholders’ equity. There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Liquidity and Capital Resources

In summary, the Company’s cash flows were as follows: ($ in thousands)

	Six Months Ended June 30
	2007	2006
Net cash flows used in operating activities	$(191)	$(1)

Net cash flows used in investing activities	(1,844)

Net cash flows provided by financing activities	14,789	10

Effect of foreign currency translation on cash and cash equivalents	142

Net increase in cash and cash equivalents	$12,896	$9

Cash and cash equivalents - beginning of year	$409

Cash and cash equivalents - end of year	$13,305	$9

The Company has raised $16,975,000 through a private placement on May 17,2007. The proceeds net of related expense will be used for the purchase of customer data, data mining equipment and working capital. Prior to the private placement, the Company financed its operations primarily through internally generated funds.

The Company’s cash and cash equivalents include all cash, deposits in banks.

The Company’s principal sources of liquidity are its cash, short-term investments and cash generated from operations. The Company believes that its existing cash, short-term investments and cash generated from operations will be sufficient to satisfy its current level of operations. Also, the Company may need to raise additional capital through future debt or equity financings to fund its growth.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items and the effect of changes in working capital and other activities. Cash used by operating activities for the year ended June 30, 2007 was $191,323 and consisted of net income of $3,132,928, adjustments of non-cash items of $32,738 and increase in working capital and other activities of $3,356,989. Changes in working capital and other activities primarily consisted of an increase of accounts receivable of $1,662,329, decrease of $1,590,886 from other receivables, prepayments and deposits and net increase of due to and due from account of $3,726,254..

Cash used by investing activities for the six months ended June 30, 2007 was $1,844,051 attributable to the capitalization of customer database purchased.

Cash provided by financing activities for the six month ended June 30, 2007 was $14,788,824, which $15,071,030 was for the net proceeds from the private placement and $282,206 was a loan payment to shareholder.

Effect of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

Risks Related to Our Business

We have a limited operating history.

Our limited operating history and the early stage of development of the industry in which we operate makes it difficult to evaluate our business and future prospects. Although our revenues have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including potential failure to:

•	increase awareness of our products, protect our reputation and develop customer loyalty;

•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses; and

•
anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Our business depends to a large extent on mobile telecommunications service providers in China and any deterioration of such relationships may result in severe disruptions to our business.

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile and China Unicom which are our only major customers who have been customers for over two years. We operate under exclusive software licensing and revenue sharing arrangements with China Mobile and China Unicom. Currently, China Mobile and China Unicom are the only mobile telecommunications service providers in China that have platforms for WVAS. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate and negotiate with us upon expiration, we may not be able to conduct our existing WVAS business. In 2006, approximately 90% of our revenues were derived from five customers, of which three were new customers. The loss, cancellation, deferral or renegotiation of any large agreements with telecommunications operators or other major customers could have a material adverse effect on our profitability.

In addition, if either China Mobile or China Unicom decides to change its content or transmission fees or its share of revenues, or does not comply with the terms and conditions of our agreements with them, our revenues and profitability could also be materially adversely affected.

Our financial condition and results of operations may be materially affected by the changes in policies or guidelines of the mobile telecommunications service providers.

The mobile telecommunications service providers in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all WVAS providers using their platforms. Due to our reliance on the mobile telecommunications service providers, a significant change in their policies or guidelines may have a material adverse effect on us. Such change in policies or guidelines may result in lower revenue or additional operating costs for us, and as such, we cannot assure you that our financial condition and results of operations will not be materially adversely affected by any such policy or guideline change.

Our customers are concentrated in a limited number of industries.

Our customers are concentrated primarily in the telecommunications, media and technology industries, and to a lesser extent, the automobile, financial services, retail and utility industries, where the current trend is to outsource certain customer relationship management and value-added services. Our ability to generate revenue depends on the demand for our services in these industries. An economic downturn, or a slowdown or reversal of the tendency in any of these industries to rely on outsourcing could have a material adverse effect on our business, results of operations or financial condition.

The markets in which we operate are highly competitive and fragmented and we may not be able to maintain market share.

We operate in highly competitive markets and expect competition to persist and intensify in the future. Our competitors are mainly leaders in the software and data mining services markets, such as AsiaInfo Holdings, Inc., Lian Chuang, Neusoft and Digital China in the software services market and Linkage and NCR Corp. in the data mining services market. Our competitors also include small firms offering specific applications, divisions of large entities and other large independent firms. We face the risk that new competitors with greater resources than us will enter our markets.

Increasing competition among telecommunication companies in greater China has led to a reduction in telecommunication services fees that can be charged by such companies. If a reduction in telecommunication services fees negatively impacts revenue generated by our customers, they may require us to reduce the price of our services, or seek competitors that charge less, which could reduce our market share. If we must significantly reduce the price of our services, the decrease in revenue could adversely affect our profitability.

Key employees are essential to growing our business.

Regis Kwong, Chief Executive Officer, George Du, President, General Manager and Chairman, and James Mu, Chief Financial Officer are essential to our ability to continue to grow our business. Messrs. Kwong, Du and Mu have established relationships within the industries in which we operate. If either of them were to leave the Company, our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

Although individual members of our management team have experience as officers of publicly-traded companies, much of that experience came prior to the adoption of the Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

International operations require significant management attention.

Our operations in China and in other Asian countries are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

•	legal uncertainties or unanticipated changes regarding regulatory requirements, political instability, liability, export and import restrictions, tariffs and other trade barriers;

•	longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	uncertainties of laws and enforcement relating to the protection of intellectual property; and

•	potentially uncertain or adverse tax consequences.

If we need additional financing, which may not be available on satisfactory terms or at all.

We believe that our existing cash will be sufficient to support our current operating plan for at least the next 18 months. However, our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, limitation of development of new potential products, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to you.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we would incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to your interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

We must respond quickly and effectively to new technological developments.

Our business is highly dependent on our computer and telecommunications equipment and software systems. Our failure to maintain our technological capabilities or to respond effectively to technological changes could adversely affect our business, results of operations or financial condition. Our future success also depends on our ability to enhance existing software and systems and to respond to changing technological developments. If we are unable to successfully develop and bring to market new software and systems in a timely manner, our competitors’ technologies or services may render our products or services noncompetitive or obsolete.

If we fail to protect adequately or enforce our intellectual property rights, or to secure rights to patents of others, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have nine patents issued by the National Intellectual Property Administration of the PRC and the Shenzhen Bureau of Science, Technology and Information. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent the our patents, if and when patents will issue, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

Our success also depends on the skills, knowledge and experience of our scientific and technical personnel, consultants, advisors, licensors and contractors. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into confidentiality and, where applicable, grant-back agreements. These agreements may not provide adequate protection in the event of unauthorized use or disclosure or the lawful development by others of such information. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether it wins or loses. All these could result in a substantial diversion of valuable management resources.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, we cannot guarantee that no third party patent has been filed or will be filed that may contain subject matter of relevance to our development, causing a third party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

We have never paid cash dividends and is not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We dos not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Risks Associated With Doing Business In Greater China

There are substantial risks associated with doing business in greater China, as set forth in the following risk factors.

Our operations and assets in greater China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under our current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to the U.S. dollar had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005 and 3.3% in 2006. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We are required to obtain licenses to expand our business into other provinces of mainland China.

Our activities must be reviewed and approved by various national and local agencies of the Chinese government before they will issue business licenses to us. There can be no assurance that the current Chinese government, or successors, will continue to approve and renew the our licenses. If we are unable to obtain licenses or renewals, we will not be able to continue our business operations in mainland China, which would have a material adverse effect on our business, financial condition and results of operations.

Existing and proposed regulation in the areas of consumer privacy, data use and/or security could affect our financial condition.

We and our customers are subject to regulations related to privacy and data use and security in the PRC, and our customers and us could be negatively impacted by these regulations. Our data mining services depend in large part on the use of consumer information obtained from former customers of Shenzhen Yulong Communications and various third-party sources. Regulation of privacy and data use and security in the PRC may increase the costs relating to the our business. Any additional regulations in these areas may also increase our costs to comply with such regulations and could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If the our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

PRC laws and regulations restrict foreign investment in China’s telecommunications service industry and we have entered into contractual agreements with Jingwei Communications to control and realize the benefits of the business. We are relying upon PRC laws and there is substantial uncertainty regarding the interpretation and application of current or future PRC laws and regulations.

Since we are deemed to be foreign persons or foreign-funded enterprises under PRC laws and cannot directly invest in companies operating in the telecommunications industry, we operate our businesses in China through Jingwei Communications, an operating company that is owned by PRC citizens and not by us. We control Jingwei Communications through a series of contractual arrangements. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. In the opinion of our PRC legal counsel, our current ownership structure and the contractual arrangements comply with all existing applicable PRC laws, rules and regulations. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly-owned subsidiaries or Jingwei Communications, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

•	levying fines;

•	confiscating income;

•	revoking licenses;

•	shutting down servers or blocking websites;

•	requiring a restructure of ownership or operations; and/or

•	requiring the discontinuance of WVAS businesses.

Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct our business operations and may materially adversely affect our business, financial condition and results of operations.

The contractual agreements between Jingwei HengTong and Jingwei Communications may not be as effective in providing operational control as direct ownership of these businesses and may be ineffective to permit consolidation of the financial results of the business.

We depend on Jingwei Communications, an operating company in which we have no equity ownership interest, for substantially all of our operations, revenues and net income, and must rely on contractual agreements to control and operate these businesses. Although we have been advised by PRC legal counsel that our contractual arrangements with the operating company are valid, binding and enforceable under PRC laws and regulations, these contractual agreements may not be as effective in providing and maintaining control over the operating company and its business operations as direct ownership of these businesses. For example, we may not be able to take control of Jingwei Communications upon the occurrence of certain events, such as the imposition of statutory liens, judgments, court orders, death or incapacity. Furthermore, if the operating company and its shareholders fail to perform as required under those contractual agreements, we will have to rely on the PRC legal system to enforce those agreements, and due to the uncertainties that exist under PRC law about its structure, there is no guarantee that we will be successful in an enforcement action and any action could result in the disruption of our business, damage to our reputation, diversion of our resources and significant costs. In addition, the PRC government may propose new laws or amend current laws that may be detrimental to our current contractual agreements with the operating company, which may in turn have a material adverse effect on our business operations.

These contractual arrangements have not yet been the subject of an audit report issued by an audit firm registered with the Public Company Accounting Oversight Board in the United States. In the event the audit firm providing an audit report regarding our financial statements for the year ended December 31, 2007 determines that the contractual arrangements are not effective to permit consolidation of the results of operations of the business, we may be required to modify such arrangements in order to obtain the opinion of such audit firm regarding their financial statements that must be filed with the SEC. Any such modifications may be costly and time-consuming or may not be possible to implement, which would likely result in significant disruptions to our business and the public market for our securities.

Risks Related to the Common Stock

If we do not timely file and have declared effective a registration statement to register for resale shares from our recent offering, we will be subject to liquidated damages.

We entered into a Registration Rights Agreement at the time of closing of the Offering. Under the Registration Rights Agreement, we are obligated to file a registration statement providing for the resale of all or a portion of the shares included in the Units and all, or a portion of the Shares underlying the Warrants included in the Units within 60 calendar days after the closing of the Offering and we will use our best efforts to have it declared effective within 120 calendar days of the closing of the Offering. Although we believe that we and our advisors will be able to take all steps necessary to permit the SEC to declare the registration statement effective, it is possible that the SEC may, by application of policies or procedures that vary from past policies and procedures, delay the effectiveness of the registration statement or make it impractical for us to respond to the SEC in a manner that permits us to declare the registration statement effective. If we do not meet these timelines, then we must pay liquidated damages in the amount of 1% of the purchase price of the securities being registered, per month, subject to a maximum limit of 10%.

When the registration statement becomes effective, there will be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock.

Following the effective date of the registration statement, a large number of shares of common stock will become available for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. In general, a person who has held restricted shares for a period of one year may, upon filing a notification with the SEC on Form 144, sell common stock into the market in an amount equal to the greater of one percent of the outstanding shares or the average weekly trading volume during the last four weeks prior to such sale.

fOur principal stockholders, officers and directors, who currently own 53.4% of our outstanding Common Stock, are subject to a one year lock-up which expires on May 16, 2008. The shares of Common Stock held by the former shareholders will be tradable subject to compliance with the requirements of the Securities Act, including Rules 144 and 145 under the Securities Act.

Item 3. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended June 30, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. Legal Proceedings

Not applicable.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Defaults Upon Senior Securities

Not applicable.

Item 7. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the second quarter ended June 30, 2007.

Item 8. Other Information

On August 14, 2007, the Company issued an earnings release announcing its results of operations for the three months and six months ended June 30, 2007 (the “Earnings Release”). In order to provide a meaningful comparison to the comparable periods in 2006, the financial results in the Earnings Release were presented on a pro forma basis as if the Company had acquired its primary Chinese operating company, Jingwei Communications at the beginning of fiscal years 2006 and 2007.

Item 9. Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated August 14, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	JINGWEI INTERNATIONAL LIMITED

	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer (Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ James Mu
Name: James Mu
Title: Chief Financial Officer (Principal Accounting and Financial Officer)