Form 10QSB
period 2007-09-30
Jingwei International LTD
filed 2007-11-14
CIK 1314183

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from________________________ to_______________________________________________

Commission file number: 333-122557
Jingwei International Limited
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	20-1970137
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1605, Tianan Hi-Tech Plaza Tower A, Tianan Cyber Park
Futian District,
Shenzen, PRC 518040
(Address of Principal Executive Offices)

+86 1085251198
(Issuer’s Telephone Number, including area code)

____________________________
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

As of November 12, 2007, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION	1

Item 1. Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 3. Defaults Upon Senior Securities Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

PART I. FINANCIAL
 INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jingwei International Limited
and
Subsidiaries
Consolidated Financial Statements

September 30, 2007

Jingwei International Limited
and
Subsidiaries

CONTENTS
Page

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Comprehensive Income	3

Consolidated Statements of Stockholders' Equity	4

Consolidated statements of cash flows	5

Notes to Consolidated Financial Statements	6-17

Jingwei International Limited And Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and equivalents	$12,959,549	$409,419
Inventories	2,845,193	-
Trade receivables (net of allowance of doubtful accounts of $270,253)	8,708,733	-
Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $728,370)	3,321,366	-
Amount due from a related company	801,867	-
Total Current Assets	28,636,708	409,419

Non-current assets
Property, plant and equipment - Net	2,486,102	-

Total Assets	$31,122,810	$409,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$1,453,816	$-
Accruals and other payables	1,414,138	-
Amount due to a related stockholder		401,736
Tax payable	1,529,345	-
Amount due to a stockholder	203,974	-
Total Current Liabilities	4,601,273	401,736

Total Liabilities	4,601,273	401,736

Minority Interest - Variable Interest Entities	6,566,914	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding in 2007; 11,554,000 shares issued and outstanding in 2006	17,049	11,554
Additional Paid-in Capital	15,063,981	(1,554)
Statutory and other reserves	479,431	-
Accumulated other comprehensive income	450,718	-
Retained Earnings (accumulated deficit)	3,943,444	(2,317)
Total Stockholders' Equity	19,954,623	7,683

Total Liabilities and Stockholders' Equity	$31,122,810	$409,419

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 And The Period May 15, 2006 (Inception) Through September 30, 2006

	Three Months Ended September 30, 2007	May 15, 2006 through September 30, 2006	Nine Months Ended September 30, 2007
	(unaudited)	(unaudited)	(unaudited)

Sales	$5,216,602	$-	5,101,900
Cost of sales	(2,818,128)	-	(8,689,547)
Gross profit	2,398,474	-	6,412,353

Expenses
General and administrative expenses	(516,336)	(1,198)	(975,301)
Research and development costs	(138,949)	-	(315,468)
Total Expenses	(655,285)	(1,198)	(1,290,769)

Income (loss) from operations	1,743,189	(1,198)	5,121,584

Other income (expenses)
Other income (expense)	(89,294)	-	(24,911)
Subsidy income	640	-	65,561
Interest income	147,574	-	148,686
Finance costs	(18,048)	-	(39,229)
Total other income	40,872	-	150,107

Income (loss) from operations & other income	1,784,061	(1,198)	5,271,691

Income (loss) before income taxes	1,784,061	(1,198)	5,271,691

Income taxes	(491,796)	-	(846,499)

Net income (loss)	$1,292,265	$(1,198)	$4,425,192

Earnings Per Share (Basic)	$0.08	$-	$0.29

Earnings Per Share (Diluted)	$0.08	$-	$0.29

Weighted Average Common Shares Outstanding
Basic	17,049,000	11,554,000	15,395,026
Diluted	17,049,000	11,554,000	15,395,026

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2007 And The Period May 15, 2006 (Inception) Through September 30, 2006

	Three Months Ended September 30, 2007	May 15, 2006 through September 30, 2006	Nine Months Ended September 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (loss)	$1,292,265	$(1,198)	$4,425,192

Other Comprehensive Income
Foreign currency translation adjustment	308,842	-	450,718

Comprehensive Income	$1,601,107	$(1,198)	$4,875,910

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Stockholders' Equity
For the nine months ended September 30, 2007

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Accumulated Other Comprehensive (loss) income	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2006 (Audited)	10,000	$10,000	$-	$-	$-	$(2,317)	$7,683

Retroactive recapitalization	11,544,000	1,554	(1,554)	-	-	-	-

Balance, December 31, 2006	11,554,000	11,554	(1,554)	-	-	(2,317)	7,683

Issuance of common stock at merger	2,100,000	2,100	(2,100)	-	-	-	-

Issuance of common stock, private placement -
net of offering costs	3,395,000	3,395	15,067,635	-	-	-	15,071,030

Foreign Currency Translation adjustment	-	-	-	-	450,718	-	450,718

Transfer to Statutory and Other Reserves	-	-	-	479,431	-	(479,431)	-

Net income for the nine months ended September 30, 2007	-	-	-	-	-	4,425,192	4,425,192

Balance, September 30, 2007 (Unaudited)	17,049,000	$17,049	$15,063,981	$479,431	$450,718	$3,943,444	$19,954,623

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 And The Period May 15, 2006 (The Inception) Through September 30, 2006

	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$4,425,192	$(1,198)
Adjustments to reconcile nent income to net
cash(used in)provided by operating activities:
Depreciation	160,665

Changes in operating assets and liabilities, net of effect of consolidation of Variable Interest Entities
Trade receivables	(3,336,306)
Other receivables,prepayments and deposits	588,077
Amounts due from related parties	(801,867)
Inventories	(2,549,951)
Trade payables	1,009,614
Other payables and accrued expenses	158,688
Amounts due to related parties	(1,515,321)
Income tax payable	1,172,231

Net cash flows used in operating activities	(688,978)	(1,198)

Cash flows from investing activities
Cash from consolidation of variable interest entities	528,494
Acquisition of property and equipment	(2,646,767)

Net cash flows used in investing activities	(2,118,273)

Cash flows from financing activities
Net proceeds from private placement	15,071,030	10,000
Repayment of stockholder loan	(164,367)

Net cash flows provided by financing activities	14,906,663	10,000

Effect of foreign currency translation on cash
and cash equivalents	450,718

Net increase in cash and equivalents	12,550,130	8,802

Cash and cash equivalents-beginning of period	409,419

Cash and cash equivalents-end of period	$12,959,549	$8,802

See accompanying notes to the consolidated financial statements.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Note 1  Corporate information and description of business

Jingwei International Limited and its consolidated subsidiaries and variable interest entities (the “Company”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, our President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”). Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Ltd. (“Jingwei HK”), which was established on October 31, 2006 in HongKong. On February 8, 2007, a wholly subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Co., Limited (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Co., Ltd. (Jingwei Communication), a PRC company, entered into various agreements. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity of the Company. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd. which Jingwei Communication owns 100% and New Yulong Software Technology Development Co. Ltd., which Jingwei Communication owns 51.89% and New Yulong Information Technology Development Co. own the other 48.11%.

On May 16, 2007, Jingwei BVI entered into a share exchange agreement with Neoview, Synergy Business Consulting LLC, a principal shareholder of Neoview, and the shareholders of Jingwei BVI. Neoview is a public Shell Company (“Shellco”). Pursuant to the share exchange agreement, Shellco acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s shareholders in exchange for the issuance to Jingwei BVI’s shareholders of 11,554,000 shares of Shellco common stock, constituting 86.4% of Shellco’s outstanding shares of common stock on a fully-diluted basis. As a result of this transaction, Jingwei BVI will become a wholly-owned subsidiary of Shellco. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Jingwei BVI for the net monetary assets of Shellco, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Shellco, are those of the legal acquiree, Jingwei BVI, which is considered to be the accounting acquirer. Shares and per share amounts stated have been adjusted to reflect the merger.

Immediately following the closing of the merger, Shellco consummated a private placement of 3,395,000 units, each consisting of one (1) share of Common Stock and 0.3 of a Warrant to purchase one (1) share of common stock, for aggregate gross proceeds of $16,975,000 or $5.00 per unit. In conjunction with this offering, the company paid a placement agent cash of $1,188,250, representing 7% of the aggregate gross proceeds of the offering, and issued the placement agent warrants to purchase 441,350 shares of its common stock, representing 10% of the total number of shares sold in the offering, including the warrants to purchase 1,018,500 shares of the Company’s common stock. The warrants to purchase 441,350 shares were recorded as a non-cash offering expense.

In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of common stock issued as part of the Units and the 1,018,500 shares of Common Stock underlying the Warrants (the “Warrant Shares”), within 60 calendar days of the Closing Date of the Offering, and use the Company’s best efforts to have the registration statement declared effective within 120 calendar days of the Closing Date of the Offering, or 180 calendar days following the Closing Date of the Offering, if the registration statement is subject to review and comment by the SEC. The Company will pay liquidated damages of 1% of the dollar amount of the Units sold in the Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods. The Company did not meet the July 16, 2007 filing deadline (60 days from the Closing Date of the Offering) and therefore incurred a penalty of $169,750 on that date. The Company is also incurring interest expense of 18% per annum rate of the penalty. The $169,750 penalty liability and accrued interest of $6,300 is included in accrued expenses as of September 30, 2007 with a corresponding expense recognized as part of other expense on the Statement of Operations.

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

The Company also entered into an escrow agreement with CRT Capital Group, LLC, a representative of the Investors (“CRT”), Continental Stock Transfer & Trust Company (the “Escrow Agent”) and certain of the Shareholders (the “Escrow Agreement”), in which 2,000,000 of the Shares (the “Escrow Shares”) were delivered to the Escrow Agent. The Escrow Shares are being held as security for the achievement of $6,827,000 in net income for the year ended December 31, 2007 (the “Net Income Threshold”). If the Company achieves the Net Income Threshold, the Escrow Shares will be released back to such Shareholders. If the Net Income Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by a formula included in the Escrow Agreement) will be distributed pro-rata to the Investors, based on the actual net income for the year ended December 31, 2007.

Following the completion of the merger and the Offering, Shellco had 18,508,850 shares of Common Stock outstanding on a fully-diluted basis.

Note 2  Summary of significant accounting policies

Financial Statements

The accompanying unaudited financials statements have been prepared by Jingwei International Limited (“Jingwei International”). These statements include all adjustments which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Polices included in the 2006 Annual Report. Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2007 may not be indicative of operating results expected for the full year.

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

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”). These interpretations address financial reporting for entities over which control is achieved through means other than voting rights. According to the requirements of FIN 46R, Jingwei International has evaluated its relationships with Jingwei Communication. Jingwei International has concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable Jingwei International to control Jingwei Communication, Jingwei International is the primary beneficiary of Jingwei Communication. Accordingly, Jingwei International adopted the provisions of FIN 46R and will consolidate Jingwei Communication. The contractual agreement with Jingwei Communication was in effect on February 8, 2007, however for accounting purposes the effective date was January 31, 2007. The income statement for the nine months ended September 30, 2007 reflects the operation from February 1, 2007 through September 30, 2007 for the variable interest entities. The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their book value. The fair value of the acquired net assets of Jingwei Communication exceeded the deemed consideration given of $256,871. The Company reduced all of the non-current assets of Jingwei Communication, in the amount of $153,568 to zero and then recognized the remaining amount of $6,566,914 as Minority Interest -Variable Interest Entities on the balance sheet. The following table summarizes the fair value of the Jingwei Communication’s assets and liabilities as of February 8, 2007, with an effective date of February 1, 2007 for accounting purposes:

Jingwei International Limited
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)

Assets:
Cash	$528,493
Fixed assets, net	153,568
Raw Materials	295,242
Accounts receivable, net	5,372,427
Other receivables	2,700,925
Other current assets	1,208,518
Total assets	$10,259,173

Liabilities:
Accounts payable and accrued expenses	$1,799,895
Loan from director	368,341
Amount due to related parties	1,113,584
Total liabilities	$3,281,820
Net assets	$6,977,353

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cashôcash equivalents and trade and other receivables. As of June 30, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to the aging of trade and other receivables as follows:

% of general
Trade and other receivables due:	provision

Within one year	0.3
After one year but within two years	5.0
After two years but within three years	20.0
Over three years	100.0

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

Depreciation is provided on straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows :-

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

The Company follows Emerging issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognizes all revenue from the sales of mobiles handsets on a gross basis.

Revenue from mobile handsets is recognized when sales occur.

Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as income at the time when the approval documents are obtained from the relevant government authorities and when the subsidies are received.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment of other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at September 30, 2007 and December 31 2006 were RMB1 for $0.1398 and $0.1242 respectively.

Stock-based compensation

The Company adopted SFAS No. 123(R), Share-Based Payment effective January 1, 2006.During the reporting periods, the Company did not have any stock-based compensation payments.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements or footnote disclosures.

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

Note 3  Income taxes

Pursuant to the PRC tax laws and regulations and approvals from the relevant PRC tax authorities, the entities is entitled to a preferential income tax rate of 15%;

No deferred tax asset had been recognized due to immateriality. During the three and nine months ended September 30, 2007 the company recognized tax expense of $491,796 and $846,499. The Company had no temporary differences as of September 30, 2007.

Note 4  Amounts due from/(to) related parties

Amounts due from related parties comprises the following items:

		As of September 30,
Related Parties	Relationship	2007

Huashidai Information Technology Ltd.	Mr. Du is a common stockholder	$801,867

This amount represents the receivable balance for the contracts signed by Huashidai on behalf of the company.

Note 5  Amount due to a stockholder

Amount due to a stockholder, who is also a director, Mr. George Du, comprised loan of $266,042 with interest at 6.75 % per. annum and offset by an advance to Mr.Du of $62,068.

The loan is unsecured and repayable on demand. During nine months ended September 30, 2007 the company paid interest expense of $25,973.

Note 6  Stockholders’ Equity

On May 16, 2007, the company consummated a private placement of 3,395,000 units, Each Unit consists of one share of the Company’s common stock (the “Common Stock”) and 0.30 of a Warrant to purchase one share of the Common Stock (each a “Warrant” and collectively the “Warrants”) at an exercise price of $6.00 per share, subject to adjustment. The Common Shares and Warrants will be separately transferable, subject to compliance with the Securities Act. The total gross proceeds were $16,975,000, the offering costs were $1,903,970, resulting in net proceeds of $15,071,030. As part of the offering costs, the placement agent also received warrants to purchase 441,350 shares of the Company’s Common stock.

The Company issued warrants to purchase a total of 1,459,850 shares of common stock. The warrants have a four year term. As long as there is an effective registration statement covering the shares of Common Stock issuable upon exercise of the Warrants, the Company may redeem the Warrants on not less than 20 days' prior written notice, at a price of $0.01 per Warrant, if the following conditions are met: (i) the fair market value of our Common Stock exceeds 200% of the exercise price for the 20 consecutive trading day period ending five trading days prior to the date of the redemption notice and (ii) the Warrants are then exercisable.

The Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or if the registration statement is not declared effective by the SEC within six months of the Offering closing date, by “cashless exercise”. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchase upon exercise of the Warrants in cash, the holder will forfeit a number of shares underlying the Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive any additional proceeds to the extent that warrants are exercised by cashless exercise.

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

Note 7  Segment information

Beginning February 1, 2007, with the acquisition of Jingwei Communication, the Company has there reportable segments based on the type of services provided, dataming services, consumer electronics sales and software and system services. Information for the there segments are disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Datamining Services	Consumer Electronic Sales	Software Services	Total
	Nine Months Ended September 30,2007	Nine Months Ended September 30,2007	Nine Months Ended September 30,2007	Nine Months Ended September 30,2007
Revenue	5,252,491	7,430,099	2,419,310	15,101,900
Segment Profit	2,680,692	668,709	1,075,791	4,425,192
Segment Assets	15,561,405	6,224,562	9,336,843	31,122,810
Expenditure for Segment Assets	2,646,767			2,646,767

	Datamining Services	Consumer Electronic Sales	Software Services	Total
	Three Months Ended September 30,2007	Three Months Ended September30,2007	Three Months Ended September30,2007	Three Months Ended September30,2007
Revenue	1,992,610	2,332,704	891,288	5,216,602
Segment Profit	699,068	209,943	383,254	1,292,265
Segment Assets	15,561,405	6,224,562	9,336,843	31,122,810
Expenditure for Segment Assets	2,646,767			2,646,767

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

Intellectual Property Agreement. Under the intellectual property agreement, Jingwei Hengtong granted Jingwei Communication a non-exclusive, non-assignable and non-transferable license to use certain intellectual property, including without limitation, certain trademarks, consumer data bases, and software copyright and license for use exclusively in the PRC. Jingwei Hengtong will retain the sole and exclusive rights in the intellectual property, including any improvement, upgrades and derived products, no matter whether such products are created by Jingwei Hengtong and Jingwei Communication. The annual license fee for all intellectual property is RMB1,000,000. Jingwei Hengtong has the right to waive payment, or adjust the amount of any license fees at any time, during the course of the agreement. This agreement is for a five year term expiring on February 8, 2012, subject to early termination in accordance with the terms therein.

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

The following unaudited Pro Forma financial information presents the combined results of operation of the Company as if the variable interest entity relationship, the reverse merger and the group were in existence as of the beginning of fiscal years 2006 and 2007:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$5,216,601	$4,033,822	$16,196,579	$10,035,338
Net income	1,292,265	1,273,650	5,186,803	3,424,227
Basic earning per share	0.08	0.07	0.35	0.25
Diluted earning per share	0.08	0.07	0.35	0.25

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

Business Overview

Jingwei is one of the leading providers of data mining and customer relationship marketing services in China. With a customer database of over 300 million Chinese consumers, Jingwei enables leading Chinese companies to reach their target audience. The Company’s services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing and WVAS. The Company also operates a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers. The software services business strengthens sales opportunities for Jingwei’s higher margin data mining platform, and allows the Company to enhance its customer database. Jingwei plans to evolve into an integrated marketing platform with targeted outbound sales campaigns via mobile phone advertising, and customer service/order fulfillment at call centers throughout the country.

Currently, we offer 17 software platforms and our intellectual property portfolio is covered by nine patents issued by the National Intellectual Property Administration of the People’s Republic of China and the Shenzhen Bureau of Science, Technology and Information. When these patents were registered with the appropriate authority, we received a certificate with respect to our protected intellectual property in such software. We then license the software to our customers for a usage fee. We presently do not have any registered trademarks.

The primary geographic focus of our operations is in China, where we derive all of our revenues. We conduct our business operations through our wholly-owned subsidiary Jingwei HengTong and thereby through a variable interest entity Jingwei Communications. Both companies are registered in the People’s Republic of China.

We raised $16.975 million through a private placement in May 2007. The proceeds of the private placement is been used to purchase equipment for storage and maintenance of our data, purchase of new data and working capital. With the injection of this capital, Jingwei expects to realize its business strategy and become a leading provider of data mining services in China.

Jingwei believes its future growth is in the broad adoption of its data mining service across various business segments. In order to cement its leadership position in data mining, we will need to enhance our data mining infrastructure such as hardware and software tools as well as our data center. In addition, we will continue to acquire more consumer data that will help strengthen our data mining business.

How the Company Generates Revenue

The Company currently derives substantially all of its revenues from software, data mining services and consumer electronics sales derived from our data mining capabilities. The Company’s products and services are sold by its sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to fees, the Company shares in the revenues derived from consumer purchases resulting from its database marketing and promotion activities.

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

The Company owns and manages a database containing detailed biographical, demographic and purchasing information on over 300 million Chinese consumers. The Company believes its database is the largest in China, and that it would be difficult for competitors to duplicate. The breadth of Jingwei’s database affords it the ability to conduct a wide range of data mining processes. Once a target audience is identified through data mining analysis, the Company assists its customers in the promotion and marketing of new products and services through telemarketing, direct marketing and WVAS. The Company shares in the revenues derived from consumer purchases resulting from its marketing and promotion activities. Within its data mining services operations, the Company also offers telecom providers a vast range of WVAS. Unlike its competitors who use telecom providers’ networks simply as a distribution channel, the Company creates and manages WVAS for telecom providers to offer to their customers under their own brands.

Trends in the Company’s Business

Jingwei’s business has grown rapidly since inception and the Company anticipates that its business will continue to grow at a rapid pace in the next three to five years. Jingwei expects this growth will be driven by the broad adoption of our data mining services outside of the telecommunications sector, geographic expansion and the introduction of new products and services as well as entry into digital media space. In 2007, we expect to generate over 50% of our revenues from customers outside of the telecommunications industry, in industries such as real estate, entertainment, consumer electronics and financial services. To implement its business growth strategy, Jingwei currently has approximately 250 employees and plans to increase the total number of employees to 350 by the end of the year.

The Company will complete its database infrastructure and the organization of the consumer database with real time response capability. Beginning in September, the Company began providing data marketing services to sectors other than the telecommunications sector, through target advertising of mobile handsets in the real estate, utility, fashion, financials, retail and other sectors.

In addition, we have been positioning to expand into the digital media space through its capability in mobile advertising delivery and its exclusive mobile advertising contracts with the mobile operators. Revenues are anticipated to be realized in the second half of 2007. Jingwei’s digital media offerings include WAP (Wireless Application Protocol) Push advertising, SMS ( Short Message Service) advertising, Location based advertising, and outdoor digital screen advertising media. We have started to implement WAP Push and SMS advertising and starting to realize revenues from these services. We are starting to realize revenue from third quarter onward. We are in the process of working on a cooperation arrangement to provide location base advertising and outdoor digital media marketing services.

To further our growth strategy, we have opened five new branch offices in 2007 in Tianjin, Shandong, Tiangsu, Guizhou and Shenzen. We have opened the five additional branches to accommodate the growing sales activities in these cities. These branch offices mainly provide regional services support which provides quick response to service calls. In particular, the Shenzhen branch office was established to support our implementation of IPTV and digital TV with Huawei, and the Beijing office was established to bring our sales and service support people closer to the headquarters of China Unicom and China Mobile. The three other new branches provide similar functions.

Business Update

In third quarter of 2007, the Company continues to experienced strong demands for its Data Mining and Data Marketing services in both telecom and other sectors. Software revenues also came in strong.

Jingwei anticipates that its business will continue to grow at a rapid pace in the next three to five years, and anticipates that its growth will be driven by the broad adoption of its data mining services outside of the telecom sector and transition into digital media space. The Company has several initiatives in place to drive future growth, specifically:

Adoption of data mining outside of the telecom sector: The company has started to provide data marketing services for targeted advertising through mobile handsets for the real estate, utility, fashion, financials, retail and other sectors.

Transition into digital media: Company has started provide digital advertising with the exclusive contract with China Unicom to advertise through SMS and Push WAP on the handset to its 170 million mobile subscribers. The company also working with China Mobile to provide similar advertising services to its users. In addition, the company initiated a R&D program with Qinghua university in Beijing to build a mobile advertising platform which will enable its customers to create and manage their advertising contents and monitor results.

Other growth initiatives: Jingwei constructed and now operates an on-line shopping portal site for China Unicom, which was launched in July 2007.

Other growth initiatives: Jingwei enhanced the consumer database to support an additional 100 million names, bringing its capacity to 300 million consumer accounts.

The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company’s Annual Report on Form 10-KSB.

Results of Operations

Three and Nine months Ended September 30, 2007

We do not believe a comparison to the 2006 applicable periods is meaningful since the prior year periods reflect pre-acquisition numbers during which time the Company had no operations and was considered a “shell company”.

The Company continues to leverage its proprietary database to help customers promote and market new product offerings directly to end users as well as increase business activities in data mining services for China mobile and banking sector. During the third quarter, Jingwei continue to execute its data marketing contract to market and promote Kangka brand mobile handsets, missed call notification and subscriber acquisition campaigns for China Mobile and China Unicom. Additional two cities were added for IPTV and DTV implementation. In additional, Jingwei has started generating revenues from mobile advertising through mobile handsets for the retail, banking and real estate markets.

Revenues. Revenues increased to $5.22 million and $15.10 million for the three months and nine months ended September 30, 2007. Data mining revenue was $2.09 million in third quarter 2007 and $5.35 million for the nine months ended September 30, 2007. Consumer electronic sales was $2.34 million for the three months ended September 30, 2007 and $7.43 million for the nine months ended September 30, 2007. Software services revenues was $0.89 million for the third quarter 2007 and $2.42 million in the nine months ended September 30, 2007.

Gross Profit. For the three and nine months ended September 30, 2007, gross profit was $2.40 million and $6.41 million respectively.

Selling, General and Administrative Expense. For the three months and nine months ended September 30, 2007, selling, general and administrative expenses were $0.52 million and $0.98 million respectively.

Income from Operations and Other Income Income from operations and other income for the third quarter of 2007 was $1.78 million and for the nine months ended September 30, 2007 was $5.27 million.

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

Based on the above assessment, Jingwei’s management established the general provisioning policy to make the allowance for doubtful accounts equivalent to the aging of trade and other receivables as follows:

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

Foreign Currency Translation. The functional currency of the Company is the renminbi (“RMB”) which is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Liquidity and Capital Resources

In summary, the Company’s cash flows were as follows: ($ in thousands)

	Nine Months Ended September 30,
	2007	2006
Net cash flows used in operating activities	$(689)	$(1)

Net cash flows used in investing activities	(2,118)

Net cash flows provided by financing activities	14,906	10

Effect of foreign currency translation on cash and cash equivalents	451

Net increase in cash and cash equivalents	$12,550	$9

Cash and cash equivalents - beginning of year	$409

Cash and cash equivalents - end of year	$12,959	$9

The Company has raised $16,975,000 through a private placement which closed on May 17, 2007 The proceeds net of related expenses will be used for the purchase of customer data, data mining equipment and working capital increase. Prior to the private placement, the Company has financed its operations primarily through internally generated funds.

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

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items and the effect of changes in working capital and other activities. Cash used by operating activities for the year ended September 30, 2007 was $688,978 and consisted of net income of $4,425,192, adjustments of non-cash items of $160,665 and decrease in working capital and other activities of $5,274,835. Changes in working capital and other activities primarily consisted of an increase of accounts receivable of $3,336,306 which was mostly from the mobile phone sales.

Cash used by investing activities for the nine months ended September 30, 2007 was $2,118,273 attributable to the capitalization of customer database purchased.

Cash provided by financing activities for the nine month was $14,906,663, which included $15,071,030 in net proceeds from the private placement.

Effect of Recent Accounting Pronouncements

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”). These interpretations address financial reporting for entities over which control is achieved through a means other than voting rights. According to the requirements of FIN 46R, Jingwei has evaluated its relationships with Jingwei Communications. Jingwei has concluded that, Jingwei Communications is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable Jingwei to control Jingwei Communications, Jingwei is the primary beneficiary of Jingwei Communications. Accordingly, Jingwei adopted the provisions of FIN 46R and will consolidate Jingwei Communications.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe that the application of FIN 48 will have a material effect on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Currently, the Company is evaluating the impact of adopting SFAS 157 on its consolidated financial position, cash flows and results of operations.

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

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile and China Unicom which are our only major customers who have been customers for over two years. We operate under exclusive software licensing and revenue sharing arrangements with China Mobile and China Unicom. Currently, China Mobile and China Unicom are the only mobile telecommunications service providers in China that have platforms for WVAS. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. Each of China Mobile and China Unicom retain the ability to renegotiate the terms of the agreement with the Company, either pursuant to the ability to terminate the existing agreement in favor of a new agreement or by means of the amendment provisions of such agreements. Such opportunities for expansion of services provided to such customers are not specifically contemplated by the terms of the current software license agreement. If neither of them is willing to continue to cooperate and negotiate with us upon expiration, we may not be able to conduct our existing WVAS business. In 2006, approximately 90% of our revenues were derived from five customers, of which three were new customers. The loss, cancellation, deferral or renegotiation of any large agreements with telecommunications operators or other major customers could have a material adverse effect on our profitability.

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

Risks Related to the Common Stock

As we did not timely file and have declared effective a registration statement to register for resale shares from our recent offering, we may be subject to liquidated damages.

As we did not timely file or have declared effective a registration statement to register for resale shares from our recent offering, we could be required to pay liquidated damages. We entered into a Registration Rights Agreement at the time of closing of the May 2007 private placement (the “Offering”) Under the Registration Rights Agreement, we were obligated to file a registration statement providing for the resale of all or a portion of the shares included in the Units and all, or a portion of the Shares underlying the Warrants included in the Units within 60 calendar days after the closing of the Offering and use our best efforts to have it declared effective within 120 calendar days of the closing of the Offering. As we have not met these timelines, we may be required to pay liquidated damages in the amount of 1% of the purchase price of the securities being registered, per month, subject to a maximum limit of 10%.

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

Our principal stockholders, officers and directors, who currently own 53.4% of our outstanding Common Stock, are subject to a one year lock-up which expires on May 16, 2008. The shares of Common Stock held by the former shareholders will be tradable subject to compliance with the requirements of the Securities Act, including Rules 144 and 145 under the Securities Act.

Item 3. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended September 30, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the third quarter ended September 30, 2007.

Item 5. Other Information

None.

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

Dated: November 14, 2007

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Regis Kwong
Name: Regis Kwong Title: Chief Executive Officer (Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ James Mu
Name: James Mu Title: Chief Financial Officer (Principal Accounting and Financial Officer)