Form 10-K
period 2007-12-31
Jingwei International LTD
filed 2008-03-14
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-15046

JINGWEI INTERNATIONAL LIMITED
(Exact name of Registrant as Specified in its Charter)

Nevada	20-1970137
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

Room 1605, Tianen Hi-Tech Plaza Tower A
Tianen Cyber Park
Futian District
Shenzhen PRC 518040
(Address of Principal Executive Offices) (Zip Code)

+86 108 5251198
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class: Common Stock, $ 0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 29, 2007 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $48.8 million.

As of March 10, 2008, there were 17,049,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

Availability of SEC Filings

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s reports filed with the SEC, free of charge, on our website at http://www.jingweicom.com.

PART I.

ITEM 1.  BUSINESS

Business Overview

Jingwei International Limited (“we,” “us,” “the Company,” or “Jingwei”) is a technology services provider in China specializing in software and data mining services. In July 2006, Mr. George (Jianguo) Du, our President, General Manager and Chairman of the Board of Directors, established Jingwei International Investments Limited (“Jingwei BVI”). Jingwei BVI’s predecessor company, Shenzhen Yulong Communications, was one of China’s largest mobile paging systems providers with over 70 million subscribers. Jingwei’s predecessor company, Shenzhen Yulong Communications, was one of China’s largest mobile paging systems providers with over 70 million subscribers. In 1999 as the market transitioned from paging to cellular, Shenzhen Yulong Communications split into two separate entities: China Wireless Technologies Limited, to hold its hardware assets, and New Yulong, to hold its software assets and database. In 2001, New Yulong was merged into Shenzhen Jingwei Communications Co., Ltd. (“Jingwei Communications”). Concurrent with the merger, New Yulong transferred its proprietary consumer database to Jingwei Communications.

Our software services include a broad range of telecom billing systems, telecom service provisioning solutions and maintenance decision support and customer relationship management systems. We operate under exclusive licensing and revenue sharing agreements with China Mobile and China Unicom and have software installations with several additional Chinese telecom companies. By leveraging our strong relationships, we have been effective at cross-selling our comprehensive data mining services to our existing customer base and have increased our focus on providing software and data mining services to companies outside of the telecom sector. Our data mining capabilities, which include business efficiency and database marketing and analysis services, are bolstered by our proprietary database which contains detailed biographical, demographic and purchasing data on about 300 million Chinese consumers.

Our software and data mining products and services assist customers in improving operational efficiency and identifying new market opportunities, trends and target audiences. Once identified, we assist in the promotion and marketing of new product and service offerings directly to end-users on behalf of our customers through a combination of Wireless Value Added Services, direct marketing and telemarketing. We have performed data mining services for customers in the automobile, financial services, retail and utility industries, including Amway, ChangAn Auto, China Merchant Bank, Huabei Power, and continue to opportunistically pursue high quality prospects. In addition, we recently introduced a new software platform that management believes will enable us to service the cable television industry. The software was developed with similar functions and features as in the telecom operation support services and business support services. The software platform is for migration to digital television and internet protocol-based TV program delivery. So far, we have implemented this platform in 10 cities and expect to roll out this platform to 40 cities in 2008.

We also expect to begin to expand into the music download space pursuant to an exclusive contract with Unicom in selected provinces, one of the two mobile operators in China with over 150 million subscribers. We plan to create and maintain a music download site on behalf of Unicom populated with licensed songs from Chinese artists and artists from other music houses. For each of the songs downloaded by its subscribers, we will receive a fixed commission. We expect to fund the capital expenditure for this business operation internally.

We derive substantially all of our revenues from software services, data mining services, and sales of mobile handsets derived from our data mining capabilities. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Reseller networks primarily consist of systems integration houses where Jingwei’s software products are sold as part of their systems solution package for their customers. We contract third parties as resellers to sell our software and wireless value added services. For software, we typically provide our resellers with a fixed cost and the resellers would sell the system with their own margins. For wireless value added services, we would pay a percentage from our revenue as commissions. Commissions are typically between 10 to 15%. All other products and services are sold through our direct sales force or stores at which handsets are sold. Data mining services are sold on a project by project basis and, in addition to fees, we derive or share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

In October 2006, Jingwei BVI established a wholly-owned subsidiary in Hong Kong, Jingwei Hong Kong, and in February 2007 established a wholly-owned subsidiary in the People’s Republic of China, Jingwei HengTong Technology (Shenzhen) Co., Ltd. (“Jingwei HengTong”). We operate our telecom-related businesses in China primarily through Jingwei Communications, which is based in China and wholly-owned by Chinese citizens, including our Chief Executive Officer and Chairman, Mr. Du, who owns 90% of Jingwei Communications. We do not have an equity interest in Jingwei Communications. In order to meet domestic ownership requirements under Chinese law, which restrict foreign companies from operating in certain value-added telecommunications and Internet services sectors, Jingwei Communications is controlled by Jingwei HengTong through a series of exclusive contractual relationships that are typical for international businesses in China. As a result of these arrangements, we have secured significant rights to influence Jingwei Communication’s business operations, policies and management, to approve all matters requiring shareholder approval, and the right to receive all income earned by Jingwei Communications. In addition, to ensure that Jingwei Communications and its shareholders perform certain obligations under these contractual arrangements, the shareholders have pledged to Jingwei HengTong all of their equity interests in Jingwei Communications. Upon the occurrence of certain events, the equity interests will be transferred to Jingwei HengTong, or at such time that current restrictions under PRC law on foreign ownership of Chinese companies providing value-added telecommunications services in China are lifted, Jingwei HengTong may exercise its option to purchase the equity interests in Jingwei Communications. From time to time, Jingwei HengTong enters into contracts with foreign affiliates of our telecom customers to provide services in China. Due to PRC regulations that restrict PRC entities engaged in value-added telecommunications and Internet services from performing services for entities located outside of the PRC, we utilize HuashiDai Information Technology Limited, a Hong Kong company in which Mr. Du is the majority shareholder, to perform these services. HuashiDai receives no consideration or other benefits for performing these services, and we receive payment for the work performed.

Industry and Market Overview

China Economic Overview

China’s GDP ($ in billions)

China Telecom and Internet Markets

China’s GDP grew an estimated 10.5% in 2006 to $2.6 trillion and continues to rank as the world’s fastest growing economy. The National Bureau of Statistics of China forecasts average annual GDP growth of 8.5% through 2010.

In 2006, substantially all of our revenues were derived from telecom-related customers. According to China’s Ministry of Information Industry (‘MII”), the number of fixed-line phone subscribers increased to 350 million, or 10.8%, in 2005. From 2002 to 2005, fixed-line phone subscribers increased at a 17.8% compound annual growth rate. Growth in China’s telecom sector is influenced greatly by China’s economic prosperity. The MII estimates that the total revenue of the telecom sector grew to approximately $82 billion, or 10.2% in 2006.

The Internet in China is mobile-centric and is one of the country’s fastest growing industries. Industry revenues increased from approximately $100 million in 2001 to approximately $2 billion in 2005. Forecasts indicate that the industry will reach $6 billion in 2009, a compound annual growth rate of 32%. Growth is being driven by increased spending power of the large and rapidly growing “digerati”, or those individuals viewed as technologically sophisticated, population.

China has a sizeable digerati population with approximately 500 million wired and wireless Internet subscribers. Digerati describes the knowledgeable group of users of leading edge digital technologies. Currently, wireless subscribers outnumber wired subscribers by a factor of approximately four to one. In 2006, China’s wireless telecom/Internet subscriber base reached an estimated 441 million, a 12% year-over-year increase.

The China Internet Network Information Center estimates that nearly 70% of Internet users in China are under the age of 30. The average weekly time spent online has steadily increased from 8.5 hours in 2001 to 15.9 hours in 2005. The demographic characteristics and increased consumption trends are very attractive to marketers.

China’s Internet market can be grouped into three segments: (i) online advertising; (ii) online games; and (iii) Wireless Value Added Services. Wireless Value Added Services is one of the fastest growing sectors of China’s Internet industry. The Wireless Value Added Services sector has grown from zero to approximately $1.2 billion in just five years. The Wireless Value Added Services sector is expected to double over the next five years resulting from (i) growth in wireless subscribers, (ii) low wireless penetration rates, (iii) increased spending power, (iv) average revenue per user (“ARPU”) expansion, (v) content proliferation, and (vi) network upgrades. Wireless Value Added Services service providers aggregate and/or develop digital content for wireless operators (e.g., China Mobile and China Unicom). Wireless Value Added Services based on current 2G and 2.5G networks include: short messaging services (SMS); multimedia messaging services (MMS); interactive voice messaging (IVR); games; screen savers; ring tones; color ring back tones (CRBT); wireless application protocol (WAP); and music downloads. The development of 3G networks potentially expand the range of Wireless Value Added Services to include video messaging, wireless video chat, wireless radio and IPTV.

Providers of Wireless Value Added Services rely on wireless operators’ networks to deliver their content. China Mobile, with over 265 million subscribers, and China Unicom, with over 128 million subscribers, are currently the largest wireless operators in China. As such, wireless operators are focused on managing their rapid subscriber growth and network infrastructure, and have decentralized Wireless Value Added Services and software service management to their provincial offices. Decentralization by wireless operators has increased competition among service providers as each strives to develop original, innovative content.

The Wireless Value Added Services segment is highly fragmented with few large competitors and numerous niche competitors. Although large companies, such as TOM Online, Inc. SINA Corp. and KongZhong Corp., have national presence and account for the majority of industry revenues, they compete intensely with numerous provincial competitors having local relationships and expertise.

Through constant development of innovative content, Wireless Value Added Services service providers have provided wireless operators with a significant, high margin revenue opportunity. For example, Wireless Value Added Services revenue currently accounts for approximately 20% of China Mobile’s total revenues, an increase from approximately 3% in 2001. Subscriber demand for new innovative content has led to strong wireless subscriber and ARPU growth. In addition, as competition increases between the incumbent wireless operators, they will need strong relationships with Wireless Value Added Services service providers to enhance the subscriber experience and improve customer retention.

Fees are charged to a subscriber’s monthly bill and wireless operators typically charge a predetermined percentage of this fee and remit the remainder to the service provider. For advanced services, revenue sharing varies among products.

Data Mining Services Overview

Data mining, the extraction of hidden predictive information from large databases, is a powerful technology with great potential to help companies focus on the most important information in their data warehouses. Data mining tools predict future trends and behaviors, allowing businesses to make proactive, knowledge-driven decisions. These tools include statistical models, mathematical algorithms and machine learning methods (algorithms that improve their performance automatically through experience, such as neural networks or decision trees). The automated, prospective analyses offered by data mining move beyond the analyses of past events provided by retrospective tools typical of decision support systems. Data mining tools can help answer business questions that traditionally were too time consuming to resolve. They scour databases for hidden patterns, finding predictive information that experts may miss because it lies outside their expectations.

Data mining can be performed on data represented in quantitative, textual or multimedia forms. Data mining applications use a variety of parameters to examine data including: association (patterns where one event is connected to another event, such as purchasing a pen and purchasing paper); sequence or path analysis (patterns where one event leads to another event, such as the birth of a child and purchasing diapers); classification (identification of new patterns, such as coincidences between duct tape purchases and plastic sheeting purchases); clustering (finding and visually documenting groups of previously unknown facts, such as geographic location and brand preferences); and forecasting (discovering patterns from which one can make reasonable predictions regarding future activities, such as the prediction that people who join an athletic club may take exercise classes).

Many companies already collect and refine massive quantities of data. Data mining techniques can be implemented rapidly on existing software and hardware platforms to enhance the value of existing information resources and can be integrated with new products and systems as they are brought on-line. When implemented on high performance client/server or parallel processing computers, data mining tools can analyze massive databases to deliver answers to questions such as, “Which clients are most likely to respond to my next promotional mailing and why?”

The core components of data mining technology have been under development for decades in research areas such as statistics, artificial intelligence and machine learning. Today, the maturity of these techniques, coupled with high-performance relational database engines and broad data integration efforts, make these technologies practical for current data warehouse environments. Data mining is now being broadly used in the business community because it is supported by technologies that are sufficiently mature including: (i) massive data collection; (ii) powerful multiprocessor computers; and (iii) innovative data mining algorithms. The increased availability of information and the decreasing costs of storing it have also played a role.

Given databases of sufficient size and quality, data mining technology can generate new business opportunities by providing these capabilities:

•
Automated prediction of trends and behaviors. Data mining automates the process of finding predictive information in large databases. Questions that traditionally required extensive hands-on analysis can now be answered directly from the data — quickly. A typical example of a predictive problem is targeted marketing. Data mining uses data on past promotional mailings to identify the targets most likely to maximize return on investment in future mailings.

•
Automated discovery of previously unknown patterns. Data mining tools sweep through databases and identify previously hidden patterns in one step. An example of pattern discovery is the analysis of retail sales data to identify seemingly unrelated products that are often purchased together. Other pattern discovery problems include detecting fraudulent credit card transactions and identifying anomalous data that could represent data entry keying errors.

A wide range of companies have deployed successful applications of data mining. The automobile, financial services, retailing and utility industries commonly use data mining to improve operational efficiency and identify new market opportunities, trends and target audiences. Examples of data mining applications include:

•
A credit card company can leverage its vast warehouse of customer transaction data to identify customers most likely to be interested in a new credit product. Using a small test mailing, the attributes of customers with an affinity for the product can be identified. Recent projects have indicated more than a 20-fold decrease in costs for targeted mailing campaigns over conventional approaches.

•
A diversified transportation company with a large direct sales force can apply data mining to identify the best prospects for its services. Using data mining to analyze its own customer experience, the company can build a unique segmentation identifying the attributes of high-value prospects. Applying this segmentation to a general business database such as those provided by Dun & Bradstreet can yield a prioritized list of prospects by region.

While early adopters of data mining have tended to be in information-intensive industries, the technology is applicable to any company looking to leverage a large data warehouse to better manage their customer relationships. Two critical factors for success with data mining are: (i) a large, well-integrated data warehouse; and (ii) a well-defined understanding of the business process within which data mining is to be applied, such as customer prospecting, retention and campaign management.

Products and Services

Software Services

Our software services include a broad range of operation and business support systems, such as billing systems, provisioning solutions and decision support and customer relationship management systems. Our software products are engineered to allow our customers to integrate our software with existing applications and services with minimal effort and programming overhead, which helps customers improve their customer relationships and operating efficiency. Although typically sold together, our software services are segmented into operation and business support services.

All telecom and cable operators require operation support services (OSS) to provide services to their customers. Once OSS are installed, business support services (BSS) are required to maintain and manage customers. Whenever Jingwei sells its proprietary OSS, BSS is also generally sold along with it, although each can be purchased on a stand-alone basis to supplement another provider. For most of the customers for whom Jingwei maintains third party OSS, BSS was sold as a replacement for the third party’s BSS. In 2007, Jingwei expects to sell more OSS than BSS to cable operators in a ratio of 3 to 1 and more BSS than OSS to telecom operators in a ratio 3 to 1.

Telecom operators typically already receive Operating Support Services (OSS) since this system is the base for them to offer their services.. Once OSS is installed, it is almost impossible for the operators to replace those services with a different system due to service disruption risk. Hence, we only sell OSS to telecom operators for new service offerings that require a new OSS.

On the other hand, Business Support Services (BSS) is an add-on to the base operating system which does not disrupt the operator’s service. Therefore, we can sell BSS to telecom operators to replace their existing system or sell additional modules to enhance their existing system whether this system is from Jingwei or third party. We expect to sell more BSS than OSS to the telecom operators. Whenever we sell OSS, we also bundled BSS with the sale.

Many cable operators are starting to convert their cable system to digital. They all immediately require a new OSS to get their digital service started and then typically install BSS later when they see fit. Therefore, cable operators require more OSS than BSS during this conversion period. Being the leading provider of IPTV and Digital TV system, Jingwei has implemented OSS in 6 provinces so far this year.

Operation Support Services (OSS)

Business Support Services (BSS)

Data Mining

Data mining is a technology that assists companies in identifying the most important information within the data they have collected on their current and potential customers. Through the use of data mining, companies are able to improve operational efficiency and identify new market opportunities, trends and target audiences enabling them to achieve increased revenues and profitability.

Our proprietary database contains the name, age, gender, identification number, income level, address, work status and type, mobile phone usage and pattern, telecom service subscriptions and purchasing history information of over 300 million Chinese consumers. This database is a key component of our business strategy in the telecom industry and our recent expansion into additional areas such as the automobile, cable, financial services, retail and utility industries. The initial data was collected from our predecessor company’s 70 million paging subscribers. We receive additional consumer profiles through strategic partners, such as China Photar Electronics Group Limited (“Photar”), a manufacturer of consumer electronics and office automation products.

The breadth of our database affords us the ability to conduct a wide range of data mining processes including:

Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and Wireless Value Added Services. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities.

We outsource telemarketing services to a 2,000 seat call center, which is also tasked with updating the database. Direct marketing is conducted through targeted mailings and focus groups and marketing through Wireless Value Added Services is primarily conducted through short messaging service (SMS) and 2-dimensional barcode.

Within our data mining services segment, we also offer telecom providers a vast range of Wireless Value Added Services. Unlike our competitors who use telecom providers’ networks simply as a distribution channel, we create and manage Wireless Value Added Services for telecom providers to offer to their customers under their own brands. We would typically charge telecom providers a one time fee for each data mining task based on estimated costs plus profits. For data marketing, we would charge the telecom provider on a per target customer basis for promoting the products and services to the prospective customer and also receive a fee for each prospective customer who buys a product or service. For example with respect to a ring tone or music download subscription, we would charge the telecom provider a marketing fee on a per prospect basis, and when the prospective customer becomes a subscriber, we would receive a commission for each download. In addition, we may enter into revenue sharing arrangements with the telecom provider which would typically be on a one to three year term with automatic renewal annually. In most of the arrangements, we provide the hardware and software systems for an application such as magic call or missed call. Once a user is converted to become a service subscriber, we would receive a one-time success fee that ranges from 10 to 15 RMB per user plus a percentage of recurring monthly revenues of approximately 10 to 15% of the total monthly fees.

Our Wireless Value Added Services offerings include:

Consumer Electronic Sales

Our consumer electronics business includes sales of mobile handsets identified by our data mining capabilities, primarily Kangka-branded handsets. Once potential customers are identified, we send a message to them via handset. If the target customer responds to the message, we direct them to a retail location to purchase the new handset, which we purchase from the manufacturer. The manufacturer then ships the merchandise to the retail location, which collects the payment for the sale on our behalf.

Business Strategies for Future Growth

We currently have a number of initiatives in place to drive future growth.

•
Leveraging Assets into New Markets. We believe that a key driver of our future growth will be the broad adoption of our data mining services outside of telecom sector. An increasing number of Chinese businesses are turning to data mining services in an effort to gain competitive advantages and increase revenues, profitability and overall efficiency. Through the effective utilization of our consumer database, we believe we are in a position to capitalize on this trend based upon the data mining expertise we have gained from serving the telecom sector. We have added customers in the automobile, financial services, retail and utility industries and continues to opportunistically pursue high quality prospects. For example, we have recently performed data mining services for Amway, ChangAn Auto, China Merchant Bank and Huabei Power. As part of this strategy, we intend to offer data mining services to large, multinational corporations with a presence in China to help them better reach their intended audiences by streamlining their marketing and promotional efforts. We maintain and enhance our consumer database through information obtained from maintaining warranty cards for electronic manufacturers such as Photar and Sagem International and are in the process of establishing a joint data mining laboratory with Tsinghua University Graduate School. We will continue to purchase additional consumer profile databases from telemarketers and strategic partners. We will also enhance our data mining infrastructure by, for example, building a new data center and increasing data storage capacity to better serve our current and prospective customers.

•
Expand Geographic Presence. Through business development initiatives, we plan to capture greater market share with our existing customer base and their affiliates and expand the geographic footprint that we serve. We believe that near-term opportunities exist to further expand our services to affiliates of China Mobile, China Unicom and China Telecom. To further this growth strategy, we opened five additional branch offices in 2007 to complement our geographic expansion including Tianjin, Shandong, Tiangsu, Guizhou and another office in Shenzhen with respect to which we have entered into leases, and are negotiating a lease with respect to a sixth additional branch office. Increase Cross Selling Efforts. Historically, we have been successful at selling our products and services to our customers due to their complementary nature. Companies that use data mining services to improve their operational efficiency and identify new market opportunities, trends and target audiences can employ our software services to actively manage their customer relationships and improve billing, provisioning and collection practices. As we increase our focus on providing data mining services to a broad range of companies, we believe there is a significant opportunity to cross-sell our software services as a complementary product.

•
Introduce New Products and Services. We are committed to researching, designing and developing products and services that will continue to meet the demands of our customers. We employ 87 research and development professionals that are tasked with developing new software and services to meet changing market demands. Historically, we have introduced between two and three new products and services per year. The amounts we have spent on research and development are $171,459 in 2006 and $907, 281 in 2007. In 2008, we plan to spend more in research and development.

Near Term Growth Initiatives

•
Expanding IPTV and DTV Software Services with Huawei. Recently, we began to offer software services for Huawei Technologies Co., Ltd. ’s Internet protocol television and digital television platforms. Headquartered in Shenzhen, China, Huawei is a large international provider of telecommunications equipment.

•
Introduce New Service Offering to the Cable Television Industry. We intend to leverage our expertise in the telecom sector to adapt our existing software services for use in the cable television industry. Due to similarities in customer management and provisioning requirements, we believe the introduction of this service provides us with a near-term opportunity to diversify our customer base outside of the telecom sector.

•
Capitalize on the Emerging 2-dimensional Barcode Trend. We have introduced a 2-dimensional barcode service and seek to capitalize on the rapid adoption of this emerging trend. Once a target audience is identified, our service enables customers to transmit a 2-dimensional barcode, representing an incentive offer or a ticket, to the target audience via short message service (SMS). For example, a company could deliver a voucher in 2-dimensional barcode format to a mobile device that could be redeemed when scanned at the point of sale. Furthermore, a company could deliver a 2-dimensional barcode to a target audience that, when scanned, would allow entrance into an event, such as a movie or concert.

Our 2-dimensional barcode service is a complementary offering to our comprehensive data mining services and analysis. We have recently begun offering this service to our customer base and have had early success with automobile retailers. We utilized our database to determine a target audience for a specific car model and subsequently sent an incentive offer to the target audience in 2-dimensional barcode format. Recipients of the barcode were able to receive a discount on a purchase of an automobile when the barcode was scanned by the retailer.

•
Marketing a New Missed Call Notification System to Fixed-line Telecom Providers. We have introduced a missed call notification system for fixed-line telecom providers. The system is designed to notify a caller when a line with a busy signal becomes available. The system will help increase revenues for fixed-line telecom providers as more calls are expected to be connected. We have deployed the system on a trial basis to a telecom provider in the Henan province. We anticipate that revenues will be generated through revenue sharing agreements with telecom providers. Our missed call notification system is similar to *66 in the United States.

Competition

The software and data mining services markets in China are highly competitive. Although we do not currently compete against any one entity with respect to all aspects of our businesses, we do compete with various companies with respect to specific elements of our business. Many of our competitors are large companies with substantially greater resources. In the software services market, we compete with AsiaInfo Holdings, Inc., Lian Chuang, Neusoft and Digital China. In data mining services market, we compete primarily with Linkage and NCR Corp.

The principal competitive factors in our markets include:

•	ability to provide products and services that are innovative and attractive to customers and their end-users;

•	service functionality, quality and performance;

•	customer service and support;

•	pricing;

•	establishment of a significant customer base; and

•	ability to introduce new products and services to the market in a timely manner.

Customers and Markets

Our software service platforms are currently deployed with leading Chinese telecom carriers, including China Broadcast, China Mobile, China Netcom, China Rail Com, China Telecom and China Unicom. Each of our telecom customers has established provincial affiliates, which have independent purchasing authority for software platforms and Wireless Value Added Services for their regional networks. We have been successful in negotiating exclusive software licensing arrangements with eight provincial affiliates of China Mobile and three provincial affiliates of China Unicom and has recently begun managing third-party software platforms, which are computer software platforms not originally provided by Jingwei but which Jingwei currently maintains, for affiliates of China Mobile in five other provinces and for affiliates of China Unicom in three other provinces as they seek a better quality of service and a unified platform. We are not materially dependent on our exclusive software licensing arrangements and revenue sharing arrangements with China Mobile and China Unicom. We have non-exclusive operating arrangements with eight provincial affiliates of China Netcom, five provincial affiliates of China Broadcast, five provincial affiliates of China Telecom and one provincial affiliate of China Rail Com. In addition, affiliates of China Mobile and China Unicom have deployed our Wireless Value Added Services offering in 10 provinces. We believe that near-term opportunities exist to further expand our services to affiliates of China Mobile, China Unicom and China Telecom.

We are focusing on expanding our geographic footprint and continuing to diversify our customer base, in addition to introducing new products and services. We have added customers in the automobile, financial services, retail and utility industries and continues to opportunistically pursue high quality prospects. For example, we recently performed data mining services for Amway, ChangAn Auto, China Merchant Bank and Huabei Power. In addition, we have recently introduced a new software platform that management believes will enable us to service the cable television industry. In addition, in 2008, we expect to generate over 50% of our revenues from customers outside of the telecommunications industry, in industries such as real estate, entertainment, consumer electronics and financial services.

2007 Percentage of Total Revenue by Major Customer
($ in millions)

	Revenue Total	Percentage of Total Revenue
Beijing Puhuitong Information Technology Co.Ltd.	$2.05	9%
SUNPORT International Limited	1.74	8%
Beijing Jinshi Net Information Technology Co. Ltd.	1.62	7%
Sanming Ruitong Information Technology and Service Co.Ltd.	1.50	7%
Huawei Technologies Co., Ltd.	0.97	4%
	7.88	34%

Sales and Marketing

Our sales and marketing strategy has focused primarily on the telecom sector and substantially all of our historical revenues have been derived from telecom customers. In addition to continuing to grow our presence in the telecom sector, we have focused on the automobile, cable, financial services, retail and utility industries for further expansion. Our sales and marketing organization is structured into four strategic groups: (i) major account sales; (ii) branch sales; (iii) marketing; and (iv) customer service.

Major Account Sales. The major account sales group, with 10 account managers and support engineers, focuses its efforts on companies having a national presence. The major account sales group currently manages China Mobile, China Unicom and Huawei.

Branch Sales. The major account sales group is supported by our 14 strategically-located regional sales offices, allowing effective servicing of customers on a local basis. Each regional sales office is self-sufficient with a sales, engineering and support staff.

Marketing. The marketing department focuses on strategic partner development, market analysis and strategy and product development planning, in addition to the promotion of our brand, products and services. We also utilize an established reseller network to assist in the marketing of our data mining services.

Customer Service. Due to the importance of our products and services to our customers’ daily back office operations, we place a significant emphasis on customer service activities. Customer service is handled on a local level by support engineers and on a national level by research and development specialists. We also maintain telephone and e-mail support for general product and service support.

The typical sales cycle for both software and data mining services is between two and four months. For software installations, we charge a one-time license fee, which can range from $50,000 to $500,000 per installation, and an annual maintenance fee equivalent to 10-15% of the initial amount, creating a recurring revenue stream. Data mining services are sold on a project by project basis and we share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Based on historical trends, management estimates that approximately 48%, 47% and 5% of our annual revenues are derived from license fees, revenue sharing agreements and maintenance fees, respectively.

Regulatory Matters

The telecommunications industry is highly regulated in China. PRC laws and regulations restrict foreign investment in China’s telecommunications service industry. The contractual arrangements between our wholly-owned subsidiary, Jingwei HengTong, and Jingwei Communications, allow us to exercise significant rights over the business operations of Jingwei Communications and to realize the economic benefits of the business. We believes that our operations are in compliance in all material respects with current, applicable PRC regulations. However, many PRC laws and regulations are subject to extensive interpretive power of governmental agencies and commissions, and there is substantial uncertainty regarding the future interpretation and application of these laws or regulations.

Employees

As of March 14, 2008 Jingwei had 345 employees, including 22 in management, 214 in research and development, 81 in sales and marketing and 28 in administrative/sales support. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good.

Intellectual Property

Currently, we offer 17 software platforms and our intellectual property portfolio is covered by nine patents issued by the National Intellectual Property Administration of the People’s Republic of China and the Shenzhen Bureau of Science, Technology and Information. When these patents were registered with the appropriate authority, we received a certificate with respect to our protected intellectual property in such software. We then license the software to our customers for a usage fee. We presently do not have any registered trademarks. In addition we have received certificates with respect to two registered copyrights.

ITEM 1A.  RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

Risks Related to Our Business

We have a limited operating history which provides a limited basis for you to evaluate our financial and operating performance.

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

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile and China Unicom which are our only major customers who have been customers for over two years. We operate under exclusive software licensing and revenue sharing arrangements with China Mobile and China Unicom. Currently, China Mobile and China Unicom are the only mobile telecommunications service providers in China that have platforms for Wireless Value Added Services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. Each of China Mobile and China Unicom retain the ability to renegotiate the terms of the agreement with the Company, either pursuant to the ability to terminate the existing agreement in favor of a new agreement or by means of the amendment provisions of such agreements. Such opportunities for expansion of services provided to such customers are not specifically contemplated by the terms of the current software license agreements. If neither of them is willing to continue to cooperate and negotiate with us upon expiration, we may not be able to conduct our existing Wireless Value Added Services business. In 2007, approximately 69% of our revenues were derived from five customers. The loss, cancellation, deferral or renegotiation of any large agreements with telecommunications operators or other major customers could have a material adverse effect on our profitability.

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

The mobile telecommunications service providers in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all Wireless Value Added Services providers using their platforms. Due to our reliance on the mobile telecommunications service providers, a significant change in their policies or guidelines may have a material adverse effect on us. Such change in policies or guidelines may result in lower revenue or additional operating costs for us, and as such, we cannot assure you that our financial condition and results of operations will not be materially adversely affected by any such policy or guideline change.

Our customers are concentrated in a limited number of industries and a slowdown in these industries could have an adverse effect on our business.

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

Key employees are essential to growing our business and could choose to work elsewhere.

Regis Kwong, Chief Executive Officer, George Du, President, General Manager and Chairman, and Helen Lu, Chief Financial Officer are essential to our ability to continue to grow our business. Messrs. Kwong and Du and Ms. Lu have established relationships within the industries in which we operate. If either of them were to leave the Company, our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

Although individual members of our management team have experience as officers of publicly-traded companies, much of that experience came prior to the adoption of the Sarbanes-Oxley Act and we may be required to implement compliance infrastructure without adequate resources.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. Unlike other, larger companies, our ability to dedicate resources for compliance purposes is limited. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Failure to provide significant management attention to international operations may negatively affect our business.

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

We must respond quickly and effectively to new technological developments in order to remain competitive.

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

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to the U.S. dollar had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005, 3.3% in 2006 and 7% in 2007. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

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

We must comply with the Foreign Corrupt Practices Act which could disadvantage us in the markets in which we operate.

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

Since we are deemed to be foreign persons or foreign-funded enterprises under PRC laws and cannot directly invest in companies operating in the telecommunications industry, we operate our businesses in China through Jingwei Communications, an operating company that is owned by PRC citizens and not by us. We control Jingwei Communications through a series of contractual arrangements. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly-owned subsidiaries or Jingwei Communications, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

•	levying fines;

•	confiscating income;

•	revoking licenses;

•	shutting down servers or blocking websites;

•	requiring a restructure of ownership or operations; and/or

•	requiring the discontinuance of Wireless Value Added Services businesses.

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

Risks Related to the Common Stock

As we did not timely file or have declared effective a registration statement to register for resale shares from our recent offering we could be required to pay liquidated damages.

We entered into a Registration Rights Agreement at the time of closing of an aggregate of 3,395,000 units at $5.00 per unit, consisting of one share of common stock and 0.30 of a warrant to purchase one share of common stock at an exercise price of $6.00 per share, on May 16, 2007 (the “Offering”). Under the Registration Rights Agreement, we were obligated to file a registration statement providing for the resale of all or a portion of the shares included in the units and all, or a portion of the Shares underlying the warrants included in the units within 60 calendar days after the closing of the Offering and to use our best efforts to have it declared effective within 120 calendar days (or 180 calendar days in the event our registration is the subject of review and comment by the SEC, which it has been) of the closing of the Offering. As we have not met these timelines, we may be required to pay liquidated damages in the amount of 1% of the purchase price of the securities being registered, per month, subject to a maximum limit of 10%. Any of the investors entitled to registration rights under the Registration Rights Agreement, as counterparties thereto, could seek to enforce such rights against us, which could require the payment of liquidated damages totaling approximately $340,000, assuming all such investors elected to enforce such rights. We would calculate the exact amount owed any investor upon receiving a claim relating thereto.

We are controlled by a small number of existing shareholders, who may make decisions with which you may disagree

Our directors, officers and principal shareholders currently beneficially own approximately 53.4% of our outstanding shares in the aggregate. The interests of these shareholders may differ from your interests. These shareholders, acting together, could exercise significant influence over our operations and business strategy and will have sufficient voting power to influence all matters requiring approval by our shareholders, including the ability to elect or remove directors to approve or reject mergers or other business combination transactions, the raising of future capital and the amendment of our articles of association, which govern the rights attached to our common stock. In addition, this concentration of ownership may delay, prevent or deter a change in control, or deprive you of a possible premium for your common stock as part of a sale of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our headquarters is located at Room 1605, Tianan Hi-tech Plaza Tower A, Tianan Cyber Park, Futian District, Shenzhen, PRC 518040. We have 19 branch offices strategically-located throughout China, affording our customers local expertise and management. Our facilities are used for sales and marketing, research and development and administrative functions. All of the facilities are leased. We believe our facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICES OF COMMON STOCK

Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol “JNGW”. The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB. There were no reported bids for our common stock during 2006 and 2005.

Year Ending December 31, 2007	High	Low

First Quarter	n/a	n/a
Second Quarter	$8.06	$7.00
Third Quarter	7.05	5.00
Fourth Quarter	9.00	6.25

Holders

As of March 10, 2008, there were approximately 39 stockholders of record of our common stock, par value $0.001 per share.

Dividends

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business. The payment of any dividends in the future will be at the sole discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered sales of equity securities during the fiscal year ended December 25, 2007 that have not been previously reported.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

 Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

OVERVIEW

We are one of the leading providers of data mining and customer relationship marketing services in the People’s Republic of China (the “PRC” or “China”). With a customer database of about 300 million Chinese consumers, we enable leading Chinese companies to reach their target audience. Our services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing and WVAS. We also operate a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers. The software services business strengthens sales opportunities for our high margin data mining platform, and allows us to enhance our customer database. We plan to evolve into an integrated marketing platform with targeted outbound sales campaigns via mobile phone advertising, and customer service/order fulfillment at call centers throughout the country.

Currently, we offer 17 software platforms and our intellectual property portfolio is covered by nine patents issued by the National Intellectual Property Administration of China and the Shenzhen Bureau of Science, Technology and Information. When these patents were registered with the appropriate authority, we received a certificate with respect to our protected intellectual property in such software. We then license the software to our customers for a usage fee. We presently do not have any registered trademarks.

The primary geographic focus of our operations is in China, where we derive all of our revenues. We conduct our business operations through Jingwei HengTong, a wholly-owned subsidiary company that became the primary beneficiary of Jingwei Communication via various contractual agreements. See note 8-“PRO FORMA STATEMENT” to the Consolidated Financial Statements for details of the agreements. Both companies are registered in China.

We raised net proceeds of $15.071 million through a private placement in May 2007. The proceeds of the private placement are being used to purchase equipment for storage and maintenance of our data, purchase of new data and working capital. With the injection of this capital, we expect to realize our business strategy and become a leading provider of data mining services in China.

We believe our future growth is in the broad adoption of our data mining service across various business segments and to leverage our vast consumer data to provide target marketing for domestic and multinational companies who want to carve out a burgeoning consumer market in China. In order to cement our leadership position in data mining and marketing, we will need to enhance our data mining infrastructure such as hardware and software tools as well as our data center. In addition, we plan to continue to acquire more consumer data from different industries and to constantly refresh and update the data that will help strengthen our data mining business.

HOW THE COMPANY GENERATES REVENUE

In 2007, we derived a significant amount of our revenues from software and data mining services. Beginning in the second half of 2007, we started providing targeted consumer marketing based on our proprietary consumer database.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to fees, we share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

We operate under exclusive software licensing and revenue sharing agreements with China Mobile in eight provinces and China Unicom in three provinces, and have software installations with several additional telecom companies, including China Broadcast, China Netcom, China Rail Com and China Telecom. In addition, we have recently begun managing third-party software platforms for affiliates of China Mobile in five other provinces and for affiliates of China Unicom in three other provinces.

We own and manage a database containing detailed biographical, demographic and purchasing information on about 300 million Chinese consumers and a selected group of SMEs. We believe our database is the largest in China, and that it would be difficult for competitors to duplicate. The breadth of our database affords our the ability to conduct a wide range of data mining processes. Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and mobile text and interactive advertising. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Within our data mining services operations, we also offer telecom providers a vast range of WVAS. Unlike our competitors who mainly use telecom providers’ networks simply as a distribution channel, we create and manage WVAS for telecom providers to offer to their customers under their own brands.

OTHER RECENT DEVELOPMENTS

In February 2008, we entered into a letter of intent to acquire a majority of the shares of Redflag, an outdoor digital media company based in the city of Zhengzhou, the capital city of Henan province. Redflag has installed over 2,000 LED/LCD business stop signs on the major streets in Zhengzhou. This acquisition will provide our corporate customers an effective means to reach their target consumers as 80% of the population in China still depend on buses as their main transportation.

Also in February 2008, we entered into an agreement with Tsinghua University Graduate School, Shenzhen Campus (“GST”), to establish a joint data mining laboratory. The joint laboratory formed by GST and us will focus on optimizing data acquisition, refreshing, cross reference, filtration and classification models and will develop technology to further enhance consumer targeting efforts. Over time, we hope to create the leading technology to access up-to-date, relevant customer data as well as the ability to execute effective and measurable advertising campaigns based on this customer data.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. In doing so, we have to make estimates and assumptions that affect our reported amount of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical data and trends and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Revenue Recognition

Our software services revenue are derived principally from operation support services, business support services, third party software maintenance and application developments. Revenues from software services are recognized when all of the following have occurred: (i) a contract has been signed by the customer (ii) the Company has delivered software services to the customer as defined by the customer; (iii) the project milestone delivered is assigned a fixed price; and (iv) the customer’s acceptance of the project is reasonably assured.

Our data mining services revenue are derived principally from data analysis and processing inclusive of market-basis analysis, customer churn analysis, trend analysis, and data marketing services through identifying specific groups of customers and directly marketing to them via either messages through the target customers’ handset or telemarketing. We charge our customers on project basis and/or share in the revenue derived from consumer purchases resulting from our database marketing and promotion activities. We recognize project based revenue when all of the following have occurred: (i) a contract has been signed by the customer; (ii) the Company has delivered the data mining services to the customer as defined by the customer; (iii) the project milestone delivered is assigned a fixed price; and (iv) the customer’s acceptance of the project is reasonably assured. We recognize revenue sharing with our customers according to the terms of the agreements with them once a written confirmation from the customer is received on a monthly basis.

Our consumer electronic sales include sales of mobile handsets identified by our data mining capabilities. We recognize all revenue from the sales of mobile handsets on a gross basis following Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” The determination of whether we are the principal for a particular type of service is subjective in nature and is based on the evaluation of the terms of the arrangement. If terms of the arrangement were to change and cause us to no longer be a principal to the users, we would have to record our consumer electronic sales on a net basis. Consequently, this would cause a significant decline in our net revenues, but should not have a significant impact on our gross margin. During the year ended December 31, 2007, approximately 43% of our net revenues were consumer electronic sales recorded on a gross basis.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, we established the general provisioning policy to make the allowance for doubtful accounts according to the aging of trade and other receivables as follows:

% of general provision

Trade and other receivables due:
Within one year	0.3%
After one year but within two years	5.0%
After two years but within three years	20.0%
Over three years	100.0%

Additional specific provisions are made against trade and other receivables aged less than three years to the extent which they are considered to be doubtful.

Bad debts are written off when identified. We extend unsecured credit to customers ranging from four to seven months in the normal course of business. We do not accrue interest on trade and other receivables.

Foreign Currency

Our functional currency is the renminbi (“RMB”) which is not freely convertible into foreign currencies. We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into U.S. dollars. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment of other comprehensive income, a component of stockholders’ equity. There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by us as of January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 will be effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial statements or footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We are currently evaluating the impact of SFAS No.159 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

RESULTS OF OPERATIONS

Net revenues

	Jingwei International Limited and Subsidiaries	Jingwei Communications		% change year over year
	The Year Ended December 31, 2007	The Year Ended December 31, 2006	The Year Ended December 31, 2005	2006 – 2007	2005 – 2006
	(In thousands, except percentages)
Net revenues
Data mining	$7,603	$4,883	$1,790	56%	173%
Software Services	6,389	8,758	7,148	(27)%	23%
Consumer Electronic Sales	10,440	-	-	-	-
Total net revenue	$24,432	$13,641	$8,938	79%	53%

Our net revenue for the year ended December 31, 2007 excludes that of Jingwei Communications and its subsidiaries, our variable interest entities, for one month ended January 31, 2007, as Jingwei BVI became the ultimate beneficiary of Jingwei Communications on February 8, 2007. See note 2-“Basis of presentation and consolidation” to the Consolidated Financial Statements for details. As the prior year periods reflected pre-acquisition numbers during which time we had no operations and were considered a “shell company”, we make a comparison to Jingwei Communications’ prior years’ consolidated financials as they account for substantially all of our revenues and costs of revenues for the eleven months ended December 31, 2007.

Our total net revenue increased 79% from 2006 to 2007. This was primarily due to year-over-year increase in Data mining revenue by 56% and the new addition of consumer electronic sales, partially offset by the decrease of software services revenue by 27%. Total net revenues increased 53% from 2005 to 2006. This was primarily due to the increases of 173% in data mining revenue and 23% in software services revenue. The growth of data mining revenue in 2007 over 2006 was mainly driven by the geographic expansion and adoption of data mining outside the telecom sector. The increase of data mining revenue in 2006 over 2005 was mainly due to 2005 not being a full operational year for our data mining business. The decrease of software services in 2007 over 2006 was mainly due to our telecom customers holding their investments steady in 2007, as 3G service policies were not clear in China. We expect our software revenue to increase in 2008 with the anticipated rollout of 3G services in China.

The table set forth below presents the financials in 2007:

	Year Ended December 31, 2007		Three Months Ended December 31, 2007		Three Months Ended September 30, 2007		Three Months Ended June 30, 2007	% change quarter over quarter
Net revenues				(In thousands, except percentages)					Third to Fourth	Second to Third
Data mining	$7,603	31%	$2,350	25%	$1,993	38%	$1,871	24%	18%	7%
Software Services	6,389	26%	3,970	43%	891	17%	782	10%	346%	14%
Consumer Electronic Sales	10,440	43%	3,010	32%	2,333	45%	5,097	66%	(32)%	(54)%
Total net revenue	$24,432	100%	$9,330	100%	$5,217	100%	$7,750	100%	79%	(33)%

Total net revenue increased 79% from the third quarter to the fourth quarter. This was primarily due to quarter-over-quarter increase in software services by 346%, consumer electronic sales by 29% and data mining by 18%. Total revenues declined 33% from the second quarter to the third quarter. This was primarily due to the 54% decline in consumer electronic sales and partially offset by the 7% and 14% quartet-over-quarter increase in data mining and software, respectively.

Data mining. Data mining revenue grew 18% in the fourth quarter and 7% in the third quarter. These growths were mainly driven by the geographic expansion and adoption of data mining outside the telecom sector. Our 5 new branch offices in Tianjin, Shandong, Jiangsu, Guizhou and Shenzhen began generating revenue in the third quarter. These new offices allow us to better service China Mobile and China Unicom at the provincial level, as well as market our services to new and other existing customers. We started to provide data mining services for the utility, real estate, financials, retail and other sectors in the third quarter. The revenue further increased in the fourth quarter.

Software Services. Software services revenue grew 346% in the fourth quarter and 14% in the third quarter. The sharp growth in the fourth quarter was primarily ascribed to the delay of revenue recognition of software services resulted from the extension of testing period for several large contracts and successful export of $1.8 million in software in the fourth quarter.

Consumer Electronic Sales. We started the contract to promote and market Kangka brand mobile handsets in the second quarter. The net revenue of the mobile handsets sales decreased 54% in the third quarter, as we opted to reduce the sales since this business generated very low gross margin for us. During the fourth quarter, we were able to obtain approval from the PRC taxing authorities regarding a change in paying a VAT as our consumer handset purchases and collecting a VAT as consumer handset sales to paying a business tax on these transactions. As a result, we reclassified approximately $1.4 million in such VAT payments and receipts as cost of goods sold and revenues, respectively. The net revenue increase in the fourth quarter was ascribed to this reclassification.

Gross profit margin

Our overall gross margin increased 4 percentage points to 45% in 2007 from 41% in 2006. The gross margin declined slightly from 42% in 2005 to 41% in 2006. The increase in gross margin in 2007 was mainly due to revenue growth and improved fixed cost allocations associated with the increase in revenues.

	Year Ended December 31, 2007	Three Months Ended December 31, 2007	Three Months Ended September 30, 2007	Three Months Ended June 30, 2007

Gross profit margins
Data mining	72%	66%	75%	75%
Software Services	72%	69%	79%	62%
Consumer Electronic Sales	9%	10%	9%	9%
Overall	45%	49%	46%	30%

Overall gross margin increased 3 percentage points and 16 percentage points quarter-over-quarter in the fourth quarter and the third quarter in 2007, respectively, which was mainly due to the decline of consumer electronic sales as a percentage of total net revenues to 32% in the fourth quarter from 45% in the third quarter and to 45% in the third quarter from 66% in the second quarter of 2007.

Data mining. The gross margin of data mining decreased 9 percentage points quarter-over-quarter in the fourth quarter. This was mainly due to that most amortization costs of acquired database assets occurred in the fourth quarter. The total amortization costs in 2007 was $412,000.

Software Services. The gross margin of software services decreased 10 percentage points quarter-over-quarter in the fourth quarter of 2007. This was mainly due to that additional direct and indirect costs were incurred as a result of the extension of testing period for some large contracts.

Consumer Electronic Sales. The gross margin of consumer electronic sales was stable during the year.

Operating Expenses

[In thousands, except percentages]	The Year Ended December 31 2007		Three Months Ended December 31 2007		Three Months Ended September 30 2007		Three Months Ended June 30 2007	% of Change Quarter over Quarter
	Year	% of net revenue		% of net revenue		% of net revenue		Third to Fourth	Second to Third
Selling, general and administrative expenses	$1,803	7%	$827	9%	$516	10%	$323	60%	60%
Research and development expenses	907	4%	592	6%	139	3%	178	326%	-22%
Total	$2,710	11%	$1,419	15%	$655	13%	$501	117%	31%

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, travel expenses, and office expenses. The quarter-over-quarter increases in the fourth quarter and the third quarter reflected increased headcount in the second half of 2007 as a result of geographic expansion and enhancement of data mining business. Professional services expense increased towards the year end, partially causing the increase of selling, general and administrative expense in the fourth quarter.

Research and Development Costs. Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. The quarter-over-quarter increase in the fourth quarter was primarily due to increases in headcount and expenses spent for maintenance of the database. We expect our research and development expenses to continue to increase in absolute dollars in the near future.

Provision for income taxes

Based on our current operating structure and preferential tax treatments available to us in China, the effective income tax rate for our operations in China was 7.5% in 2007. If tax benefits currently available to us in China were no longer available, our effective income tax rates for our operations could increase in 2008 and thereafter. See Note 4-“Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes. We expect our effective tax rate for our operations to increase in the future, as the preferential tax treatments on one of the subsidiaries of Jingwei Communication, our variable interest entity, will be phased out in 2008.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended December 31, 2007	Three Months Ended September 30, 2007	Three Months Ended June 30, 2007
	(In thousands)
Cash and cash equivalents	$10,760	$12,960	$13,305
Working capital	23,896	24,036	22,246
Shareholder’s equity	23,963	19,955	18,354

We have funded our operations and capital expenditures primarily using the net proceeds of $15.071 million raised through the private placement in May 2007 as well as cash generated from operations. The net proceeds from private placement are being used for the purchase of customer data, database storage equipment and increase of working capital. Prior to the private placement, the company has financed its operations primarily through internally generated funds.

As of December 31, 2007, we had $10.8 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next 18 months.

However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence in indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The following tables set forth the movement of our cash and cash equivalents for the year ended December 31, 2007.

The Year Ended December 31, 2007
(In thousands)
Net cash flows provided by operating activities	$4,168
Net cash flows used in investing activities	(9,885)
Net cash flows provided by financing activities	14,845
Effect of exchange rate changes on cash and cash equivalents	1,223
Net increase in cash and cash equivalents	10,351
Cash and cash equivalents - beginning of year	409
Cash and cash equivalents - end of year	$10,760

Operating activities

Net cash provided by operating activities for the year ended December 31, 2007 was $4.2 million. This was primarily attributable to the net income of $7.7 million, adjusted by non-cash related expenses including depreciation of $40 thousand and amortization of intangible assets of $412 thousand and a net increase in working capital items of $4.0 million. The net increase in working capital items was primarily due to an increase in trade receivables which resulted from the significant increase of revenue during 2007, partially offset by the increase in trade payables and other payables and accrued expenses.

Our net income for the year ended December 31, 2007 has eliminated the pre-acquisition net income of Jingwei Communication, our variable interest entity, for the month of January 2007. Our operating cash flows has eliminated the pre-acquisition operating cash flows of Jingwei Communication for the same period. See Note 2-“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to the Consolidated Financial Statements for further discussion on basis of presentation and consolidation.

Investing activities

Net cash used by investing activities for the year ended December 31, 2007 was $9.9 million which was mainly attributable to the acquisition of customer database and equipment for storage of data.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2007 was $14.8 million, of which $15.071 million was related to the net proceeds from the private placement in May 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Exchange Exposure

Translations

Our reporting currency is USD. The functional currency of our operating subsidiary in the PRC is RMB and our operating subsidiary also maintains its books and records in RMB. Accordingly, we are exposed to foreign currency translation effects as described in our consolidated financial statements.

Transactions

We are, to a certain extent, exposed to transaction foreign currency exposure arising from our operations in the PRC.

Our foreign currency exchange risk arises mainly from this mismatch between the currency of our sales, purchases and operating expenses. To the extent that our sales, purchases and operating expenses are not matched in exactly the same currency, we may be susceptible to foreign exchange exposure.

In addition, we also maintain a US dollars account with a financial institution for our US dollars receipts and US dollars payments. We may also incur foreign exchange gains or losses when we convert the US dollars balances into RMB.

Currently, we do not have a formal foreign currency hedging policy as our foreign exchange gains and losses in 2006 and 2007 were insignificant. Our management believes that it is more efficient for us to assess the hedging need of each transaction on a case-by-case basis. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should such need arise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.
1.  Report of Independent Registered Public Accounting Firm.
2.  Consolidated Balance Sheets as of December 31, 2007 and 2006.
3.  Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.
4.  Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007 and 2006.
5.  Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.
6.  Notes to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective to detect the inappropriate application of US GAAP.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
George (Jianguo) Du	43	President, General Manager and Chairman of the Board of Directors
Regis Kwong	45	Chief Executive Officer
		Director
Helen Lu	31	Chief Financial Officer
Dr. Li Wei (David Lee)	31	Chief Technology Officer
		Director
Zhisheng Wang	44	Executive General Manager; VP of Sales & Marketing
		Director
Corla Chen	38	Director
Jason Chen	42	Director
Lou Guo Qing	46	Director
Lily Sun	31	Director

George (Jianguo) Du, President, General Manager and Chairman of the Board of Directors

Mr. Du was appointed President, General Manager and Chairman of the Board of Directors in connection with the Share Exchange. Prior to the Share Exchange, Mr. Du served in the same position, and as Chairman of the Board of Directors, at New Yulong, Jingwei BVI’s predecessor, from its inception in 2001. Mr. Du began his career as an engineer at the Shanghai 710 Research Institute (the “Institute”) in 1987 and later became the youngest Deputy Director of the Institute and General Manager of one of its subsidiaries in 1991. In 1993, Mr. Du founded Shenzhen Yulong Communications with fellow researcher, Mr. Guo Deying, to provide mobile paging software systems in China. In 1999, Shenzhen Yulong Communications split into two entities: Jingwei and China Wireless Technologies Limited. In December 2004, China Wireless Technologies Limited was listed on the Hong Kong Stock Exchange (ticker: 2369), and subsequently, Mr. Du became the Chairman of Jingwei. Mr. Du received his B.S. in Precision Instruments from Shanghai Jiaotong University in 1987 and an M.B.A. from Duke University in 2004.

Regis Kwong, Chief Executive Officer and Director

Mr. Kwong was appointed as Chief Executive Officer and was appointed as a Director in May 2007 in connection with the Share Exchange. Prior to the Share Exchange, Mr. Kwong served in the same position, and as a Director, at New Yulong, Jingwei BVI’s predecessor, since 2005. Mr. Kwong has over 20 years experience with leading global telecom services providers. From 1990 to 1995, Mr. Kwong was Regional Sales Manager at GTE (now Verizon). From 1995 to 1997, Mr. Kwong worked for GTE China as its Head of Operations. From 1997 to 1999, Mr. Kwong served as Vice President and General Manager for GTS China, a telecom operator in the United States and Europe. After GTS, Mr. Kwong founded Terremark Asia, a subsidiary of Terremark Worldwide (AMEX: TWW), to provide Internet messaging and Internet exchange services in China. From 2002 to 2005, Mr. Kwong was the Managing Director for China Consolidated Investments Limited. Mr. Kwong received his B.S. and Masters Degree in Computer Engineering from California Polytechnic University in 1985 and 1987, respectively, and an M.B.A. from Rutgers University in 1999.

Helen Lu, Chief Financial Officer

Ms. Lu was appointed as Chief Financial Officer effective December 6, 2007. Prior to the appointment, Ms. Lu served as the financial director of Pearson Financial Learning Asia, a division of Pearson Education in Asia, where she supervised and controlled the daily operational aspects of accounting systems, pricing, budgeting and credit controls and financial reporting. Prior to that, from 2005-2007, Ms. Lu worked with Ericsson (China) Communication Ltd. as an Internal Auditor. Ms. Lu served as senior financial analyst and financial controller for China Consolidated Investments Limited (CCIL), a Sino-Malaysian investment company with interests in several businesses including telecommunication services, from 2003-2004. Previously, Ms. Lu served as a senior auditor at Ernst & Young China where her experience included conducting IPO audits on numerous Chinese companies. Ms. Lu holds an MBA degree in Finance from the Chinese University of Hong Kong, and a B.A. degree in Economics from the Central University of Finance and Economics in China.

Dr. Li Wei (David Lee), Chief Technology Officer and Director

Dr. Li was appointed as Chief Technology Officer and was appointed as a Director in connection with the Share Exchange. Prior to the Share Exchange, Dr. Li served in the same position, and as a Director, at New Yulong, Jingwei BVI’s predecessor, since March 2005. Dr. Li was Deputy General Manager at Yijin Technology Company (“Yijin”) from October 2003 to March 2005. Prior to Yijin, Dr. Li was the Chief Technology Officer at Crystaltrace Gever Technology Company from November 2002 to October 2003. From 1998 to 2002, Dr. Li was the Deputy General Manager and Head of Research and Development at Yestock Technology Co. Ltd., a wireless and global positioning system (GPS) solutions provider in China. Dr. Li holds a PhD in Business Administration and a Masters Degree in Software Engineering from University of Wuhan in 2007 and 2004, respectively, and received his B.S. in Computer Science and Application from Central South University of Technology in 1998.

Zhisheng Wang, Executive General Manager and VP of Sales and Marketing

Mr. Whang was appointed as Executive General Manager and VP of Sales and Marketing in connection with the Share Exchange. Prior to the Share Exchange, Mr. Whang served in the same position at New Yulong, Jingwei BVI’s predecessor, since 2004, Mr. Wang was the Deputy General Manager at China Telecom in the Henan province from May 2002 to August 2004. Mr. Wang has over 20 years of senior engineering and management experience with China Post and Telecom. Mr. Wang received his Masters Degree in Computer Science and Technology from Information Engineering University in 2004, and his B.S. in Telephone Communications from Henan Posts and Telecommunications School in 1981.

Jason Chen, Director

Mr. Chen is the founder and Chairman of China Photar Electronics Group Limited, a Hong Kong stock exchange listed company (ticker: 8220). In 1995, Mr. Chen created a joint venture with Philips Electronics to manufacture fax machines and wireless phones. In 2003, Mr. Chen created a joint venture with Sagem Communications (“Sagem”) to manufacture consumer electronics and office automation products for worldwide distribution and listed the joint venture on the Hong Kong stock exchange in 2003. He was the Chief Executive Officer of Guangdong Fengda Hi-tech Co. Ltd. from 2002 to 2004 and has been the Chairman of China Fengda Electronic Group since 2004. Mr. Chen is the People’s Representative for Heyuan City in the Guangdong province. Mr. Chen received his B.A. in Chinese from Shenzhen University in 1998 and his Masters Degree in Administration Management from Shenzhen University in 2003.

Corla Chen, Director

Ms. Chen joined Jingwei as a director in 2007. Since 2004, Ms. Chen has been the General Manager of Motion Telecom Holdings Ltd. She was the Secretary of the Board of Directors of Motion Telecom Holdings Ltd. from 2003 to 2004. Ms. Chen received her I.M.B.A. from Peking University in Business Administration in 2004 and received her B.A. in English from Chengdu University in 1991.

Lou Guo Qing, Director

Mr. Lou has been a Senior Vice President at China Electronics Appliance Corporation, one of the largest telecom equipment providers in China, since 2004. From 2002 to 2004, Mr. Lou was the Deputy General Manager at China Unicom in the Henan province. From 2000 to 2002, Mr. Lou was the General Manager at China Unicom in the Zhengzhou province. Mr. Lou received his E.M.B.A. from China Europe International Business School in 2005 and his B.A. in Chinese from Henan University in 1989.

Lily Sun, Director

Ms. Sun has been a Vice President at Photar International Investment since 2004. Prior to joining Photar International Investment, Ms. Sun was the Sales Director at Shenzhen Modern Computing Limited from 2001 to 2004. From 1999 to 2001, Ms. Sun was a Sales Manager at Yulong Communications. Ms. Sun received her B.S. in Technology Management from Wuhan Technology Institute in 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2007 to all individuals who served as our chief executive officer and chief financial officer, who we collectively refer to as the named executive officers (“NEOs”). No other executives received total compensation greater than $100,000 in 2007.

Summary Compensation Table

Summary Compensation of Named Executive Officers(1)

Name and Principal Position	Fiscal Year	Option	Salary	Bonus	All Other Awards	Total ($)
George (Jianguo) Du	2007	—	145,000	—	—	145,000
President, General Manager and Chairman	2006	—	60,000	—	—	60,000
	2005	—	60,000	—	—	60,000

Regis Kwong(1)	2007	—	—	—	—	—
Chief Executive Officer	2006	—	—	—	—	—
	2005	—	—	—	—	—

Helen Lu (2)	2007	—	6,000	—	—	6,000
Chief Financial Officer	2006	—	—	—	—	—
	2005	—	—	—	—	—

(1)	Mr. Kwong did not receive compensation in 2007.

(2)	Ms. Helen Lu joined Jingwei in December 2007.

During each of the last two fiscal years, none of our other officers had salary and bonus greater than $100,000. In addition, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 10, 2008, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 10, 2008, there were 17,049,000 shares of Common Stock outstanding.
Name	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
George (Jianguo) Du	8,261,110	48%
Regis Kwong	—	—
Helen Lu	—	—
Dr. Li Wei (David Lee)	—	—
Zhisheng Wang	—	—
Corla Chen	—	—
Jason Chen	—	—
Lou Guo Qing	—	—
Lily Sun	—	—
All Directors, Executive Officers and Director Nominees, as a group	8,261,110	48%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time, our Chairman, Mr. George Du has financed our operations personally. We currently have a loan of $543,597 payable to Mr. Du. as of December 31, 2007, which amount includes the balance RMB 1,600,000 of a loan made on June 28, 2006 in the amount of RMB2,000,000 to New Yulong, a wholly-owned subsidiary of Jingwei Communications, for working capital purposes. This loan bears interest at a rate of 6.75% per annum and is unsecured and repayable on demand by Mr. Du. The remainder $324,842 of the balance is interest free payable on demand by Mr. Du.

During the year ended December 31, 2007, we paid interest expense of $44,073 against the loans payable to Mr. Du and made repayments of the loans totaling $2,000,949 to Mr. Du.

Due to PRC regulations that restrict PRC entities engaged in value-added telecommunications and Internet services from performing services for entities located outside of the PRC, or involve onerous currency compliance procedures, we have contractual arrangements with HuashiDai Information Technology Limited, a Hong Kong company in which Mr. Du is the majority shareholder, to engage in these business activities on our behalf. HuashiDai receives no consideration or other benefits for performing these services, and we receive payment for the work performed or good sold, as the case may be. In the first half year of 2007, Huashidai Information Technology Limited has signed contracts for the benefit of Jingwei with Hong Kong Qi Feng company for the amount of $4,686,230, which resulted in revenue of $5,097,395 in the first six months of 2007 and net income of $411,165 for the Company. If these services or goods were provided by us to an unrelated entity in an arm’s length transaction, the estimated fair value for these services or goods would be equal to the amount we receive from HuashiDai’s customer or pay to HuashiDai’s supplier, as the case may be, as there is no financial benefit created for Mr. Du’s company in this regard.

On May 16, 2007, Neoview entered into a Share Exchange Agreement (the “Exchange Agreement”) with Jingwei BVI, the shareholders of Jingwei BVI and Synergy Business Consulting, LLC, a principal shareholder of Neoview. Pursuant to the terms of the Exchange Agreement, the shareholders of Jingwei BVI transferred all of the share of Jingwei BVI in exchange for the issuance of 11,554,000 shares of Neoview’s common stock (“the Share Exchange”). At the time of entering into the Exchange Agreement, Jingwei BVI was the ultimate beneficiary of the control arrangements established with respect to Jingwei Communication and its results of operations. As a result of the share exchange, Jingwei BVI became our wholly-owned subsidiary and the shareholders of Jingwei BVI acquired approximately 86.4% of our issued and outstanding stock. Concurrently with the share exchange, we entered into a securities purchase agreement with a number of accredited investors for the sale of an aggregate of 3,395,000 units at $5.00 per unit, consisting of one share of our common stock and 0.30 of a warrant to purchase one share of the common stock at an exercise price of $6.00 per share, for aggregate gross proceeds equal to $16,975,000. Each investor agreed to purchase (i) that number of shares equal to the amount it was willing to invest divided by $5.00 and (ii) a warrant equal to the number of shares purchased pursuant to clause (i) multiplied by 30%. We also entered into an escrow agreement (the “Escrow Agreement”) with CRT Capital Group, LLC, a representative of the investors, Continental Stock Transfer & Trust Company (the “Escrow Agent”) and the following shareholders of Jingwei BVI: Centurion Investments Limited, Sidford International Limited, Charmfield Limited, Guo Qiang, Meng Fu Ying and Sun Yan Yan, in which 2,000,000 of the shares (the “Escrow Shares”) were delivered to the Escrow Agent as security for the achievement of $6,827,000 in net income for the year ended December 31, 2007 (the “Net Income Threshold”). If we achieve the Net Income Threshold, the Escrow Shares will be released back to such shareholders. If the Net Income Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by a formula included in the Escrow Agreement) will be distributed pro-rata to the investors, based on the actual net income for the year ended December 31, 2007. The shareholders entered into the Escrow Agreement in favor of the investors as the valuation established with respect to Jingwei for purposes of their investment assumed our net income for 2007 would be approximately $6.8 million. By transferring shares pursuant to the Escrow Agreement in the event the Net Income Threshold is not achieved, the enterprise valuation will effectively be retroactively reduced in proportion. For example, in the event our net income in 2007 is $3.4 million, the deemed enterprise valuation will be reduced by half and the investors will receive the same number of shares they purchased in the offering for no additional consideration, effectively resulting in a 50% reduction of their original purchase price.

Our only “promoter” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years has been Mr. Du. As disclosed elsewhere, in connection with the Share Exchange, the shareholders of Jingwei BVI received shares of Neoview’s common stock. Mr. Du, a shareholder of Jingwei BVI received approximately 72% of the outstanding shares of our US predecessor Neoview Holdings and, as the principle shareholder of Jingwei BVI, actively negotiated with the former owners of Neoview Holdings regarding the economics of such transaction.

On July 12, 2006, Synergy Business Consulting, LLC (“Synergy”) purchased 2,050,000 shares of common stock, or approximately 51.25% of the issued and outstanding common stock of Neoview Holdings from three existing shareholders in a private transaction, and attained voting control of Neoview Holdings. This was reported in a Form 8-K filed with the Securities and Exchange Commission on July 17, 2006. There were no transactions pursuant to which Synergy contributed assets to us or we issued shares to Synergy during the last five years.

The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to value added telecommunication services, foreign investors were prohibited from investing in Internet content services. In compliance with PRC’s foreign investment restrictions, Jingwei HengTong and Jingwei Communications entered into various contractual agreements on February 8, 2007, details of which are summarized as follows:

Exclusive Technology Consulting Services Agreement. Pursuant to the exclusive technology consulting services agreement between Jingwei HengTong and Jingwei Communications, Jingwei HengTong has the exclusive right to provide to Jingwei Communications technology consulting services related to the design, development and implementation of computer software and the maintenance of networks, and provide access to Jingwei HengTong’s team of personnel who have extensive experience in information technology services. Under the terms of this agreement, Jingwei HengTong has agreed to pay all of the operating costs incurred by Jingwei Communications and Jingwei Communications shall pay bi-monthly service fees to Jingwei HengTong consisting of all income from the business operations. This agreement is for a ten year term expiring on February 8, 2017, with an automatic one (1) year renewal. The agreement is subject to early termination in accordance with the terms therein.

Operating Agreement. Pursuant to the operating agreement among Jingwei HengTong, Jingwei Communications and the shareholders of Jingwei Communications, Jingwei HengTong agrees to guaranty Jingwei Communications’ performance of its obligations under contracts, agreements and transactions between Jingwei Communications and third party customers. In return for the guaranty, Jingwei Communications has pledged its accounts receivables and all of its assets to Jingwei HengTong. The shareholders of Jingwei Communications have also agreed to appoint persons recommended by Jingwei HengTong to serve on Jingwei Communications’ Board of Directors and to appoint Jingwei HengTong’s managers as managers of Jingwei Communications. In addition, Jingwei Communications and its shareholders agree that without the prior consent of Jingwei HengTong, Jingwei Communications will not engage in any transactions that could materially affect the assets, liabilities, obligations, rights or operations of Jingwei Communications, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, including intellectual property rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operations to any third party. This agreement is for a ten year term expiring on February 8, 2017, subject to early termination in accordance with the terms therein.

Intellectual Property Assignment Agreement. Under the intellectual property assignment agreement, Jingwei Communications assigned to Jingwei HengTong all of its interest and rights in certain intellectual property, including without limitation, certain trademarks, the ownership of Jingwei Communications’ consumer database, and a software copyright and license. Jingwei HengTong paid RMB 1,000 for the intellectual property transferred under this agreement. Jingwei Communications agreed to take all actions and pay all expenses in connection with registering the intellectual property in Jingwei HengTong’s name.

Intellectual Property Agreement. Under the intellectual property agreement, Jingwei HengTong granted Jingwei Communications a non-exclusive, non-assignable and non-transferable license to use certain intellectual property, including without limitation, certain trademarks, consumer data bases, and a software copyright and license for use exclusively in the PRC. Jingwei HengTong will retain the sole and exclusive rights in the intellectual property, including any improvement, upgrades and derived products, no matter whether such products are created by Jingwei HengTong and Jingwei Communications. The annual license fee for all intellectual property is RMB 1,000,000. Jingwei HengTong has the right to waive payment, or adjust the amount of any license fees at any time, during the course of the agreement. This agreement is for a five year term expiring on February 8, 2012, subject to early termination in accordance with the terms therein.

Equity Pledge Agreement. Under this agreement between the shareholders of Jingwei Communications and Jingwei HengTong, the shareholders of Jingwei Communications pledged all of their equity interests in Jingwei Communications to Jingwei HengTong to guarantee their obligations under the amended and restated loan agreement and Jingwei Communication’s performance of its obligations under the technology consulting agreement. If Jingwei Communications or any of its shareholders breaches its respective contractual obligations under the amended and restated loan agreement or the technology consulting agreement, or upon the occurrence of one of the events regarded as an event of default under this agreement, Jingwei HengTong, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of Jingwei Communications agreed not to dispose of the pledged equity interests or take any actions that would prejudice Jingwei HengTong’s interest, and to notify Jingwei HengTong of any events or upon receipt of any notices which may affect the shareholders’ interest. The equity pledge agreement will expire two years after Jingwei Communications and its shareholders fully perform their respective obligations under the technology consulting agreement and the loan agreement.

Exclusive Option Agreement. Under the option agreement among Jingwei HengTong, Jingwei Communications and the shareholders of Jingwei Communications, the shareholders of Jingwei Communications irrevocably granted Jingwei HengTong or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of the equity interests in Jingwei Communications for the cost of the original purchase price paid for the equity interests; provided, however, if under applicable PRC laws and regulations an appraisal is required, then the purchase price shall be the minimum amount of consideration permitted by applicable PRC law. In addition, Jingwei Communications and its shareholders agree that without the prior consent of Jingwei HengTong, Jingwei Communications will not take certain actions that may have a material adverse effect on the equity interests or the liabilities, rights or operations of Jingwei Communications. Jingwei HengTong or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. This agreement is for a ten year term expiring on February 8, 2017, subject to early termination in accordance with the terms therein.

Amended and Restated Loan Agreement. Under the loan agreement between Jingwei HengTong and the shareholders of Jingwei Communications, the shareholders confirmed that Jingwei HengTong had made an RMB2,000,000 interest-free loan to the shareholders of Jingwei Communications solely for the shareholders to fund the capitalization of Jingwei Communications. The loan can only be repaid upon the transfer of the equity interests from the shareholders to Jingwei HengTong and the use of the proceeds from such transfer to repay the loan. This agreement is for a ten year term expiring on February 8, 2017, subject to acceleration and extension in accordance with the terms therein.

Jingwei Communications was established on May 8, 2001 in the PRC. It has registered capital of RMB5,000,000 and is principally engaged in software development and data mining services in PRC. Mr. Du is the controlling stockholder of Jingwei Communications who holds 90% of its registered capital. Although the foregoing contractual arrangements that were implemented in order to comply with PRC law had the effect of divesting Mr. Du of direct economic benefit of owning Jingwei Communications, Mr. Du's plans for Jingwei's strategic growth and the need for foreign capital were the basis for his decision to implement such structure.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has selected Morrison Cogen LLP as our independent accountants for the fiscal year ended December 31, 2007. Morrison Cogen LLP was not our independent accounting firm for the fiscal year ended December 31, 2006.

Public Accountants’ fees

For fiscal years ended December 31, 2007, fees for services provided by Morrison Cogen LLP were as follows:

2007
Audit Fees	$160,000
Audit Related Fees	$14,895
Tax Fees	None
All other fees	None

Audit Fees were for professional services rendered for the audit of the Company’s annual financial statements, the review of quarterly financial statements, and the preparation of statutory and regulatory filings. Audit-Related Fees relate to professional services rendered in connection with accounting consultations relating to SEC reviews on filings. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning, tax audit defense, and mergers and acquisitions.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

-	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

-	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or

-
the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

-	whether the service creates a mutual or conflicting interest between the auditor and the Company;

-	whether the service places the auditor in the position of auditing his or her own work;

-	whether the service results in the auditor acting as management or an employee of the Company; and

-	whether the service places the auditor in a position of being an advocate for the Company.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2.   Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of May 16, 2007 (1)
2.2	Agreement and Plan of Merger dated May 17, 2007 (1)
3.1	Certificate of Incorporation (2)
3.2	By-laws of the Company (2)
4.1	Form of Lock Up Agreement, dated as of May 16, 2007 (1)
4.2	Form of Warrant (1)
10.1	Registration Rights Agreement, dated as of May 16, 2007 (1)
10.2	Securities Purchase Agreement, dated as of May 16, 2007 (1)
10.3	Escrow Agreement dated as of May 16, 2007 (1)
10.4	Exclusive Technology Consulting Services Agreement dated February 8, 2007 (3)
10.5	Operating Agreement dated February 8, 2007 (3)
10.6	Intellectual Property Assignement Agreement dated February 8, 2007 (3)
10.7	Intellectual Property Agreement dated February 8, 2007 (3)
10.8	Equity Pledge Agreement dated February 8, 2007 (3)
10.9	Exclusive Option Agreement dated February 8, 2007 (3)
10.10	Amended and Restated Loan Agreement dated February 8, 2007 (3)
21.1	Subsidiaries of Jingwei International Limited, filed herewith
31.1
Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

(1) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on May 21, 2007.
(2) Incorporated by reference herein to the corresponding exhibit to the Company’s registration statement on Form SB-2 (File No. 333-122557).
(3) Incorporated by reference herein to the corresponding exhibit to the Company’s registration statement on Form SB-2 (File No. 333-145496).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2008		JINGWEI INTERNATIONAL LIMITED

	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2008	By:	/s/ Regis Kwong
Name: Regis Kwong Title: Chief Executive Officer (principal executive officer)

Dated: March 13, 2008	By:	/s/ Helen Lu
Name: Helen Lu Title: Chief Financial Officer (principal financial and accounting officer)

Dated: March 13, 2008	By:	/s/ George Du
Name: George (Jianguo)Du Title: President and Chairman

Dated: March 13, 2008	By:	/s/ Dr. Li Wei
Name: Dr. Li Wei (David Lee) Title: Director

Dated: March 13, 2008	By:	/s/ Zhisheng Wang
Name: Zhisheng Wang Title: Director

Dated: March 13, 2008	By:	/s/ Corla Chen
Name: Corla Chen Title: Director

Dated: March 13, 2008	By:	/s/ Jason Chen
Name: Jason Chen Title: Director

Dated: March 13, 2008	By:	/s/ Lou Guo Qing
Name: Lou Guo Qing Title: Director

Dated: March 13, 2008	By:	/s/ Lily Sun
Name: Lily Sun Title: Director

Jingwei International Limited

and

Subsidiaries

Consolidated Financial Statements

December 31, 2007

Jingwei International Limited
and
Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jingwei International Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Jingwei International Limited and subsidiaries (“the Company”) as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 10, 2008

Accountants & business advisers

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Jingwei International lnvestments Limited

We have audited the accompanying consolidated balance sheet of Jingwei International lnvestments Limited (the “Company”) and its subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from May 15, 2006 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for the period from May 15, 2006 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
May 10,2007
Tei (852) 2806 3622 1 Fax (852) 2806 3712

Jingwei International Limited And Subsidiaries
Consolidated Balance Sheets
(Stated in US Dollars)

	December 31	December 31
	2007	2006

ASSETS
Current assets
Cash and equivalents	$10,760,020	$409,419
Inventories	1,051,866	-
Trade receivables (net of allowance of doubtful accounts of $176,808)	11,857,099	-
Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $95,513)	7,299,973	-
Total Current Assets	30,968,958	409,419

Non-current assets
Property, plant and equipment - Net	952,638	-
Aquired Intangible Assets	5,681,669	-

Total Assets	$37,603,265	$409,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$3,221,088	$-
Accruals and other payables	2,480,449	-
Amount due to a related stockholder	-	401,736
Tax payable	828,221	-
Loan from a stockholder	543,597	-
Total Current Liabilities	7,073,355	401,736

Total Liabilities	7,073,355	401,736

Minority Interest - Variable Interest Entities	6,566,914	-

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding in 2007; 11,554,000 shares issued and outstanding in 2006	17,049	11,554
Additional Paid-in Capital	15,063,981	(1,554)
Statutory and other reserves	703,475	-
Accumulated other comprehensive income	1,223,373	-
Retained Earnings (accumulated deficit)	6,955,118	(2,317)
Total Stockholders' Equity	23,962,996	7,683

Total Liabilities and Stockholders' Equity	$37,603,265	$409,419

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Operations
(Stated in US Dollars)

	Year Ended December 31, 2007	May 15, 2006 through December 31, 2006

Sales	$24,432,172	$-
Cost of sales	(13,420,986)	-
Gross profit	11,011,186	-

Expenses
Selling,General and Administrative expenses	(1,802,747)	(2,317)
Research and development costs	(907,281)	-
Total Expenses	(2,710,028)	(2,317)

Income (loss) from operations	8,301,158	(2,317)

Other income (expenses)
Subsidy income	166,321	-
Interest income	159,437	-
Finance costs	(42,856)	-
Other income (expense)	(242,765)	-
Total other income	40,137	-

Income (loss) before income taxes	8,341,295	(2,317)

Income taxes	(680,385)	-

Net income (loss)	$7,660,910	($2,317)

Earnings Per Share (Basic)	$0.48	$-

Earnings Per Share (Diluted)	$0.48	$-

Weighted Average Common Shares Outstanding
Basic	15,811,918	11,554,000
Diluted	15,972,335	11,554,000

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Comprehensive Income
(Stated in US Dollars)

	Year Ended December 31, 2007	May 15, 2006 through December 31, 2006

Net Income (loss)	$7,660,910	($2,317)

Other Comprehensive Income
Foreign currency translation adjustment	1,223,373	-

Comprehensive Income	$8,884,283	($2,317)

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Stockholders' Equity
(Stated in US Dollars)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Accumulated Other Comprehensive income	Retained Earnings (Accumulated Deficit)	Total

Balance, May 15, 2006 (Date of inception)	-	$-	$-	$-	$-	$-	$-

Issuance of ordinary shares	10,000	10,000	-	-	-	-	10,000

Net loss for 2006	-	-	-	-	-	(2,317)	(2,317)

Balance, December 31, 2006 (Audited)	10,000	10,000	-	-	-	(2,317)	7,683

Retroactive recapitalization	11,544,000	1,554	(1,554)	-	-	-	-

Balance, December 31, 2006	11,554,000	11,554	(1,554)	-	-	(2,317)	7,683

Issuance of common stock at merger	2,100,000	2,100	(2,100)	-	-	-	-

Issuance of common stock, private placement - net of offering costs	3,395,000	3,395	15,067,635	-	-	-	15,071,030

Foreign Currency Translation adjustment	-	-	-	-	1,223,373	-	1,223,373

Transfer to Statutory and Other Reserves	-	-	-	703,475	-	(703,475)	-

Net income for 2007	-	-	-	-	-	7,660,910	7,660,910

Balance, December 31, 2007 (Audited)	17,049,000	$17,049	$15,063,981	$703,475	$1,223,373	$6,955,118	$23,962,996

See accompanying notes to the consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Cash Flows
(Stated in US Dollars)
	2007	May 15, 2006 through December 31, 2006

Cash flows from operating activities
Net income	$7,660,910	$(2,317)
Adjustments to reconcile net income to net
cash(used in)provided by operating activitiesæ
Depreciation & amortization	452,069	-

Changes in operating assets and liabilities,
net of effect of Variable Interest Entities:
Trade receivables	(6,484,672)	-
Other receivables,prepayments and deposits	(63,495)	-
Inventories	(756,624)	-
Trade payables	2,776,885	-
Other payables and accrued expenses	1,225,000	-
Amounts due to related parties	(1,113,585)	-
Income tax payable	471,107	-

Net cash flows provided by (used in) operating activities	4,167,595	(2,317)

Cash flows from investing activities
Cash from consolidation of variable interest entities	528,492	-
Acquisition of property and equipment	(993,133)	-
Acquisition of intangible assets	(9,420,276)	-

Net cash flows used in investing activities	(9,884,917)	-

Cash flows from financing activities
Net proceeds from private placement	15,071,030	10,000
Loan from a stockholder	-	401,736
Repayment of stockholder loans	(226,480)	-

Net cash flows provided by financing activities	14,844,550	411,736

Effect of foreign currency translation on cash
and cash equivalents	1,223,373	-

Net increase in cash and equivalents	10,350,601	409,419

Cash and cash equivalents-beginning of period	409,419	-

Cash and cash equivalents-end of period	$10,760,020	$409,419

Supplementary Disclosure of Cash Flow Information
Cash paid during the year for
Interest	44,073	-
Income taxes	54,866	-

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 1  CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

Jingwei International Limited and its consolidated subsidiaries and variable interest entities (the “Company”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, our President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”). Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Ltd. (“Jingwei HK”), which was established on October 31, 2006 in HongKong. On February 8, 2007, a wholly subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Co., Ltd. (Jingwei Communication), a PRC company, entered into various agreements. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity of the Company. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd. which Jingwei Communication owns 100% and New Yulong Software Technology Development Co. Ltd., which Jingwei Communication owns 51.89% and New Yulong Information Technology Development Co. owns the other 48.11%.

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

Immediately following the closing of the merger, Shellco consummated a private placement of 3,395,000 units, each consisting of one (1) share of Common Stock and 0.3 of a Warrant to purchase one (1) share of common stock, for aggregate gross proceeds of $16,975,000 or $5.00 per unit. In conjunction with this offering, the company paid a placement agent cash of $1,188,250, representing 7% of the aggregate gross proceeds of the offering, and issued the placement agent warrants to purchase 441,350 shares of its common stock exercisable within 60 days of December 10, 2007, representing 10% of the total number of shares sold in the offering, including the warrants to purchase 1,018,500 shares of the Company’s common stock. The warrants to purchase 441,350 shares were recorded as a non-cash offering expenses.

In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale of the shares of common stock issued as part of the Units and the 1,018,500 shares of Common Stock underlying the Warrants (the “Warrant Shares”), within 60 calendar days of the Closing Date of the Offering, and use the Company’s best efforts to have the registration statement declared effective within 120 calendar days of the Closing Date of the Offering, or 180 calendar days following the Closing Date of the Offering, if the registration statement is subject to review and comment by the SEC. The Company will pay liquidated damages of 1% of the dollar amount of the Units sold in the Offering per month, payable in cash, up to a maximum of 10%, if each of the events occurs as the registration statement is not filed and/or declared effective within the foregoing time periods, until such event is cured.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

The Company did not meet the July 16, 2007 filing deadline (60 days from the Closing Date of the Offering) and November 12, 2007 effective deadline (180 days from the Closing Date of the Offering) and therefore incurred a liquidated damages of $341,975 on that date. The Company is also incurring interest expense of 18% per annum rate of the liquidated damages.

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

Following the completion of the merger and the Offering, Shellco had 17,049,000 shares of Common Stock outstanding on a fully-diluted basis.

Note 2  SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements of Jingwei International Limited (“Jingwei International”), its subsidiaries, namely, Jingwei HK, Jingwei Hengtong, and its variable interest entities, namely Jingwei Communication, New Yulong Information Technology Co. Ltd, and New Yulong Software Technology Development Co. Ltd., have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Jingwei International, its subsidiaries and variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”). These interpretations address financial reporting for entities over which control is achieved through means other than voting rights. According to the requirements of FIN 46R, Jingwei International has evaluated its relationships with Jingwei Communication. Jingwei International has concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable Jingwei International to control Jingwei Communication, Jingwei International is the primary beneficiary of Jingwei Communication. Accordingly, Jingwei International adopted the provisions of FIN 46R and will consolidate Jingwei Communication. The contractual agreement with Jingwei Communication was in effect on February 8, 2007, however for accounting purposes the effective date was January 31, 2007. The income statement for year ended December 31, 2007 reflects the operations of the variable interest entities for the eleven months ended December 31, 2007, used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their book value. The fair value of the acquired net assets of Jingwei Communication exceeded the deemed consideration given of $256,871. The Company reduced all of the non-current assets of Jingwei Communication, in the amount of $153,568 to zero and then recognized the remaining amount of $6,566,914 as Minority Interest -Variable Interest Entities on the balance sheet. The following table summarizes the fair value of the Jingwei Communication’s assets acquired and liabilities assumed as of February 8, 2007, with an effective date of February 1, 2007 for accounting purposes:

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Assets:
Cash	$528,493
Fixed assets, net	153,568
Raw Materials	295,242
Trade receivables, net	5,372,427
Other receivables	2,700,925
Other current assets	1,208,518
Total assets	$10,259,173
Liabilities:
Trade payable and accrued expenses	$1,799,895
Loan from director	368,341
Amount due to related parties	1,113,584
Total liabilities	3,281,820

Net assets	$6,977,353
Less: Consideration	256,871
Less: Reduction of non current assets	153,568
Minority Interest-Variable Interest Entities	$6,566,914

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables and other receivables, inventories, and the estimation on useful lives of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cashôcash equivalents and trade and other receivables. As of December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is not exposed to this risk as majority of its trading transactions are denominated in its functional currency.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

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

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance according to the aging of trade and other receivables as follows:

% of general
Trade and other receivables due:	provision

Within one year	0.3
After one year but within two years	5.0
After two years but within three years	20.0
Over three years	100.0

Additional specific provision is made against trade and other receivables aged less than three years to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from four to seven months in the normal course of business. The Company does not accrue interest on trade and other receivables.

Property and equipment, net

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Acquired intangible assets, net

Acquired intangible assets are the database valued at acquisition cost less accumulated amortization. Amortization is calculated using the straight-line method over their expected useful lives of 8 years.

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

Revenue recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue, net of any taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.

Subject to these criteria, the Company generally recognizes revenue from software and system services when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price, and d) the customer acceptance of the project is reasonably assured.

Revenue from datamining services is recognized when the services are rendered.

The Company follows Emerging issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent.” Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognizes all revenue from the sales of consumer electronic on a gross basis.

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

For the reporting period, there was no advertising expense or transportation costs inccurred.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Retained earnings -appropriated

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its Income after tax to the following reserves:

(a) Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the articles of association of our PRC entities, these companies are required to appropriate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(b) Discretionary surplus reserve

In accordance with the articles of association of our PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting. None of our PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to December 31, 2007.

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

Foreign currency

The functional currency of the Company is RMB which is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment of other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2007 and December 31 2006 were RMB1 for $0.1367 and $0.1242 respectively.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Stock-based compensation

The Company adopted SFAS No. 123(R), Share-Based Payment effective January 1, 2006. During the reporting periods, the Company did not have any stock-based compensation payments.

Basic and diluted earnings per share

The incremental shares from the assumed conversion of the warrants amounted to 160,417.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 will be effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements or footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company is currently evaluating the impact of SFAS No.159 on its consolidated financial statements and footnote disclosures.

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its financial statements and footnote disclosures.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet determined the impact of the adoption of SFAS No. 141R on its financial statements and footnote disclosures.

Note 3  ACQUIRED INTANGIBLE ASSETS, NET

The following table summarizes intangible assets as of December 31, 2007:

	Cost	Accumulated amortization	Net
Database	$6,093,241	$ (411,572)	$5,681,669

The database has estimated useful lives of 8 years. As of December 2007, estimated amortization expenses for future periods are expected as follows:

Fiscal Year
2008	$761,655
2009	761,655
2010	761,655
2011	761,655
2012	761,655
Thereafter	1,873,394
Total expected amortization expense	$5,681,669

Note 4  INCOME TAXES

The Company has operations only in PRC. Our PRC entities are subject to PRC enterprise income tax (“EIT”) on their taxable income. Our PRC entities registered in Shenzhen, a special economic zone in China, are entitled to a preferential income tax rate of 15%. New Yulong Information Technology Co. Ltd. and New Yulong Software Technology Development Co. Ltd are government certified advanced and new technology enterprises in Shenzhen and therefore half of their net income was exempted from tax in 2007. Pursuant to the new PRC tax law effective on January 1, 2008, our PRC entities that currently face an income tax of 15% will gradually transit to 25% from 2008 to 2012 i.e. 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012, unless they obtain the “advanced and new technology enterprise” status eligible for key support from the country under the new tax law. The advanced and new technology company incentive offers a reduced tax rate of 15%. The bar to obtain advanced and new technology status has been set higher however.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

The following table sets forth reconciliation between the statutory EIT rate and the effective tax rate for our PRC operations for the year ended December 31, 2007.

The Year ended December 31, 2007
Statutory EIT rate	33%
Tax differential from statutory rate applicable to the subsidiaries and VIE	(25.5%)
Permanent differences	0.7%
Effective tax rate for PRC operations	8.2%

No deferred tax asset has been recognized due to immateriality. During the year ended December 31, 2007, the Company recognized enterprise income tax of $680,385. The Company had no temporary differences as of December 31, 2007.

Note 5  AMOUNTS DUE TO A STOCKHOLDER

Amount represents loan from stockholder payable to Mr. George (Jianguo) Du for the balance of $218,756 with interest at 6.75 % and the amount of $324,842 interest free payable on demand by Mr. Du.

The loan is unsecured and repayable on demand. During the year ended December 31, 2007 the company paid interest expense of $44,073.

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

The Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or if the registration statement is not declared effective by the SEC within six months of the Offering closing date, by “cashless exercise”. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the Warrants in cash, the holder will forfeit a number of shares underlying the Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive any additional proceeds to the extent that warrants are exercised by cashless exercise.

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

Note 7  MAJOR SUPPLIERS

During the year ended December 31, 2007, the Company purchased 74% of its goods and services from 2 suppliers, including 37% from a related party of the Company. As of December 31, 2007, amounts due to those suppliers included in the trade payables were $1,322,173. This concentration makes the Company vulnerable to a near-term adverse impact, should the relationships be terminated.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 8  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, Huashidai Information Technology Limited (“Huashidai”), a Hong Kong company in which Mr. George (Jianguo) Du is the major shareholder, signed contracts for the benefit of the Company with a third supplier for an aggregate amount of $4,686,230. As of December 31, 2007, there is no balance owing to Hushidai.

Note 9  SEGMENT INFORMATION

Beginning February 1, 2007, with the acquisition of Jingwei Communication, the Company has there reportable segments based on the type of services provided, dataming services, consumer electronics sales and software and system services. Information for the segments in the year ended December 31, 2007 are disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Datamining Services	Consumer Electronic Sales	Software Services	Total
Net Revenue	$7,602,897	$10,440,286	$6,388,989	$24,432,172
Segment Profit	3,794,268	664,765	3,201,877	7,660,910
Segment Assets	18,624,009	3,262,972	15,716,284	37,603,265
Depreciation& Amortization	438,570	-	13,499	452,069
Expenditure for Segment Assets	10,413,409	-	-	10,413,409

Note 8  PRO FORMA STATEMENT

On February 8, 2007, the company registered Jingwei Hengtong, a wholly owned subsidiary company in PRC. On the same day, Jingwei Hengtong and Jingwei Communication entered into various contractual agreements, details of which are summarized as follows.

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

Jingwei International Limited
Notes to Consolidated Financial Statements
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

Amended and Restated Loan Agreement. Under the loan agreement between Jingwei Hengtong and the shareholders of Jingwei Communication, the shareholders confirmed that Jingwei Hengtong had made a RMB2,000,000 interest-free loan to the shareholders of Jingwei Communication solely for the shareholders to fund the capitalization of Jingwei Communication. The loan can only be repaid upon the transfer of the equity interests from the shareholders to Jingwei Hengtong and the use of the proceeds from such transfer to repay the loan. This agreement is for a ten year term expiring on February 8, 2017, subject to acceleration and extension in accordance with the terms therein.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

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

The following unaudited Pro Forma financial information presents the combined results of operation of the Company as if the variable interest entity relationship, the reverse merger and the group were in existence as of the beginning of fiscal years 2006 and 2007:

	Years ended December 31
	2007	2006
	(unaudited)	(unaudited)

Revenue	$25,526,849	$13,640,833
Net income	8,422,521	3,797,588
Basic earning per share	0.53	0.28
Diluted earning per share	0.53	0.28