Form 10-Q
period 2008-03-31
Jingwei International LTD
filed 2008-05-09
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-51725

JINGWEI INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	20-1970137
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 1605, Tianan Hi-Tech Plaza Tower A, Tianan Cyber Park
Futian District,
Shenzen, PRC 518040
(Address of Principal Executive Offices including Zip Code)

+86 1085251198
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2008, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

PART I.
FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Jingwei International Limited
and
Subsidiaries

Condensed Consolidated Financial Statements

March 31, 2008

Jingwei International Limited
and
Subsidiaries

CONTENTS

Page

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations	2

Condensed Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Stockholders' Equity	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-13

Jingwei International Limited And Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and equivalents	$7,482,739	$10,760,020
Inventories	1,420,214	1,051,866
Trade receivables (net of allowance of doubtful accounts of $178,990 and $176,808)	13,444,636	11,857,099
Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $115,896 and $95,513)	4,855,435	7,299,973
Total Current Assets	27,203,024	30,968,958

Non-current assets
Property, plant and equipment - Net	1,014,540	952,638
Aquired Intangible Assets - Net	11,081,855	5,681,669

Total Assets	$39,299,419	$37,603,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$1,836,839	$3,221,088
Accruals and other payables	1,665,411	2,480,449
Tax payable	610,205	828,221
Loan payable to a stockholder	545,335	543,597
Total Current Liabilities	4,657,790	7,073,355

Minority Interest - Variable Interest Entities	7,281,193	6,566,914

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional Paid-in Capital	15,063,981	15,063,981
Statutory and other reserves	703,475	703,475
Accumulated other comprehensive income	1,841,224	1,223,373
Retained Earnings	9,734,707	6,955,118
Total Stockholders' Equity	27,360,436	23,962,996

Total Liabilities and Stockholders' Equity	$39,299,419	$37,603,265

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(Stated in US Dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Sales	$5,753,448	$2,135,078
Cost of sales	2,069,388	473,146
Gross profit	3,684,060	1,661,932

Expenses
Selling,General and Administrative expenses	697,524	134,373
Research and development costs	164,992	-
Total Expenses	862,516	134,373

Income from operations	2,821,544	1,527,559

Other income (expenses)
Subsidy income	256,728	41,017
Interest income	4,925	522
Finance costs	(3,763)	(16,924)
Other income	4,094	26,148
Total other income	261,984	50,763

Income before income taxes	3,083,528	1,578,322

Income taxes	(303,939)	(117,327)

Net income	$2,779,589	$1,460,995

Earnings Per Share (Basic)	$0.16	$0.11

Earnings Per Share (Diluted)	$0.16	$0.11

Weighted Average Common Shares Outstanding
Basic	17,049,000	13,654,000
Diluted	17,131,660	13,654,000

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Stated in US Dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net Income	$2,779,589	$1,460,995

Other Comprehensive Income
Foreign currency translation adjustment	617,851	44,647

Comprehensive Income	$3,397,440	$1,505,642

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Stated in US Dollars)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Accumulated Other Comprehensive income	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2007 (Audited)	17,049,000	$17,049	$15,063,981	$703,475	$1,223,373	$6,955,118	$23,962,996

Foreign Currency Translation adjustment	-	-	-	-	617,851	-	617,851

Net income	-	-	-	-	-	2,779,589	2,779,589

Balance, March 31, 2008 (Unaudited)	17,049,000	$17,049	$15,063,981	$703,475	$1,841,224	$9,734,707	$27,360,436

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Stated in US Dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cash flows from operating activities
Net income	$2,779,589	$1,460,995
Adjustments to reconcile net income to net
cash(used in)provided by operating activitiesæ
Depreciation & amortisation	326,288	1,497
Allowance for doubful accounts	22,565	-

(Increase) decrease in assets, net of effect of variable interest entities
Trade receivables	(1,610,102)	(1,206,655)
Other receivables,prepayments and deposits	(2,054,221)	(533,687)
Inventories	(368,348)	(1,851)
Increase (decrease) in liabilities, net of effect of variable interest entities
Trade payables	(1,384,250)	(346,208)
Other payables and accrued expenses	(813,300)	241,770
Amounts due to related parties	-	569,120
Income tax payable	(218,016)	(82,887)

Net cash (used in) provided by operating activities	(3,319,795)	102,094

Cash flows from investing activities
Cash from acquisiton of variable interest entities	-	528,493
Acquisition of property and equipment	(112,635)	(2,772)
Acquisition of intangible assets	(1,176,981)	-

Net cash (used in) provided by investing activities	(1,289,616)	525,721

Cash flows from financing activities
Repayment of stockholder loans	-	(392,127)

Net cash used in financing activities	-	(392,127)

Effect of foreign currency translation on cash
and cash equivalents	1,332,130	44,647

Net (decrease) increase in cash and equivalents	(3,277,281)	280,335

Cash and cash equivalents-beginning of period	10,760,020	409,419

Cash and cash equivalents-end of period	$7,482,739	$689,754

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$551,013	$-

Supplemental Disclosure of Non-Cash Investing Activities
Transfer of prepayment to acquired intangible assets	$4,498,759	$-

See accompanying notes to condensed consolidated financial statements.

JINGWEI INTERNATIONAL LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1  CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements have been prepared by Jingwei International Limited (the “Company”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2007 Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2008 may not be indicative of operating results expected for the full year.

Note 2  SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of Jingwei International Limited, its subsidiaries, namely, Jingwei International Investment (HK) Ltd.(“Jingwei HK”), Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), and its variable interest entities, namely Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), New Yulong Information Technology Co. Ltd (“New Yulong IT”) and New Yulong Software Technology Development Co. Ltd.(“New Yulong Software”), have been prepared in accordance with generally accepted accounting principles in the United States of America.

The condensed consolidated financial statements include the accounts of Jingwei International, its subsidiaries and variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is the primary beneficiary of Jingwei Communication, New Yulong IT and New Yulong Software, which qualify as variable entities interests (VIE). Accordingly, the assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of March 31, 2008 and for the three months ended March 31, 2008, the VIE had assets of $38,460,414, liabilities of $18,954,439, revenues of $5,422,590 and expenses of $650,295. No assets were pledged or given as collateral against any borrowings.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables and other receivables, inventories, and the estimation on useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, and other receivables. As of March 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition.

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

Cash and cash equivalents

Cash and cash equivalents include all cash on hand, deposits in banks, and highly liquid investments with original maturity of three months or less.

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

Depreciation is provided on straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows:-

	Annual rate	Residual value
Software	20.0%	0%
Motor vehicles	19.4%	3%
Office equipment and computers	19.4%	3%

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

Software and System Services

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

Datamining Services

Revenue from datamining services is recognized when the services are rendered.

Consumer Electronics Sales

Prior to January 1, 2008, the Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognized all revenue from the sales of consumer electronic goods on a gross basis. Effective January 1, 2008, the Company changed the terms of the service contract with the manufacturer for the sales of customer electronic goods and reported revenue net as a marketing service fee instead of the gross sales since we are no longer deemed to be the principal. There were no consumer electronic sales during the three months ended March 31, 2007.

Subsidy income

PRC Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as subsidy income at the time when the approval documents are obtained from the relevant government authorities and when they are received.

Advertising, shipping and handling, research and development expenses

Advertising, shipping and handling, and research and development expenses are charged to expense as incurred. For the reporting periods, there was no advertising expense and shipping and handling costs incurred.

Retained earnings -appropriated

In accordance with the relevant PRC regulations and the Company’s Articles of Association, the Company is required to allocate its net income to the following reserves:

(a) Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the articles of association of our PRC entities, these companies are required to appropriate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(b) Discretionary surplus reserve

In accordance with the articles of association of our PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting. None of our PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to March 31, 2008.

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

Foreign currency

The functional currency of the Company is Renminbi (“RMB”) which is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Recent accounting pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosure or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009, and will change the accounting for business combination on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

Note 3 TRADE RECEIVABLES

At March 31, 2008 and December 31, 2007, the balances of trade receivables net of allowances were $13,444,636 and $11,857,099, respectively, which represent amounts billed but not yet collected. The trade receivables are expected to be collected within one year.

Note 4 OTHER RECEIVABLES, PREPAYMENT and DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Prepayment for purchasing of data, goods and services	$3,310,976	$6,815,346
Loans receivable	1,068,041	-
Others	476,418	484,627
Total	$4,855,435	$7,299,973

The balance of loans receivable represents a loan of RMB7,500,000 ($1,068,041 approximately) to an unrelated company with which the Company entered into a letter of intent to acquire its majority shares in February 2008. The loan is due on June 30, 2008 and will be interest free if the acquisition is made, or with interest at 6.57% per annum if the acquisition is not made. The loan is secured by 51% of this company’s shares.

Note 5 ACQUIRED INTANGIBLE ASSETS, NET

The following table summarizes acquired intangible assets, net.

	March 31, 2008	December 31, 2007
Cost	$11,809,877	$6,093,241
Accumulated amortization	(728,022)	(411,572)
Net	$11,081,855	$5,681,669

The acquired intangible assets represent cost of acquired databases net of accumulated amortization. The increase in acquired intangible assets represent databases that have been tested and placed in service during the three months ended March 31, 2008. The databases have estimated useful lives of 8 years. Amortization expenses related to intangible assets was $275,555 for the three months ended March 31, 2008. There were no such expenses for the three months ended March 31, 2007.

Note 6 INCOME TAXES

The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2008 and 2007, and the Company has recorded income tax provisions of $303,939 and $117,327 for the two periods, respectively. In the three months ended March 31, 2008, approximately 96% of the Company’s profit before tax is contributed by New Yulong IT and New Yulong Software which were registered in Shenzhen, a special economic zone in the PRC. The two companies are entitled to a preferential income tax rate of 18% in 2008. This rate will gradually transit to 25%, the statutory income tax rate in the PRC, in 5 years (i.e.20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012). New Yulong Software is a government certified advanced and new technology enterprise in Shenzhen and therefore half of its taxable income will be exempt from income tax in 2008 and 2009 and results in an effective tax rate of 10% for the three months ended March 31, 2008.

There was no change in unrecognized tax benefits during the period ended March 31, 2008 and there was no accrual for uncertain tax position as of March 31, 2008.

Note 7 LOAN PAYABLE TO A STOCKHOLDER

Amount represents loan from stockholder of $227,849 with interest at 6.75% per annum and $317,486 which is interest free. Both loans are payable on demand and unsecured.

Note 8  SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in two principal business segments. Information for the segments for the three months ended March 31, 2008 and 2007 are disclosed as below:

	Three Months Ended March 31
	2008			2007
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$3,256,241	$2,497,207	$5,753,448	$1,391,633	$743,445	$2,135,078
Gross Profit	1,938,017	1,746,043	3,684,060	1,004,280	657,652	1,661,932
Segment Profit	1,462,193	1,317,395	2,779,589	880,782	576,780	1,460,995
Segment Assets	20,673,330	18,626,089	39,299,419	7,255,585	4,751,315	12,006,900
Depreciation& Amortization	309,349	16,939	326,288	1,497	-	1,497
Expenditure for Segment Assets	1,289,616	-	1,289,616	2,772	-	2,772

Included in datamining services is marketing service fee of $330,858 earned from the sales of consumer electronic goods by the manufacturer in which the Company has a marketing service contract with. There is no inter-segment revenue. The Company generates all its revenue from the PRC. Segment assets include property, plant and equipment and intangible assets.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Business Overview

Jingwei International Limited (“we,” “us,” “the Company,” or “Jingwei”) is one of the leading providers of data mining and customer relationship marketing services in the People’s Republic of China (the “PRC” or “China”). With a customer database of about 300 million Chinese consumers, we enable leading multinational and Chinese companies to reach their target audience. Our services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and Wireless Value Added Services (“WVAS”). We also operate a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers. The software services business strengthens sales opportunities for our high margin data mining platform, and allows us to enhance our customer database. In addition, it allows us to leverage the telecom resources to provide comprehensive marketing and advertising delivery channels to reach the target consumers for our corporate customers. We plan to evolve into an integrated marketing platform with targeted outbound sales campaigns via mobile phone advertising on consent basis, and customer service/order fulfillment at call centers throughout the country.

Currently, we offer 17 software platforms and our intellectual property portfolio is covered by nine patents issued by the National Intellectual Property Administration of China and the Shenzhen Bureau of Science, Technology and Information. When these patents were registered with the appropriate authority, we received a certificate with respect to our protected intellectual property in such software. We then license the software to our customers for a usage fee. We presently do not have any registered trademarks. We continue to expand our product offerings as well as creating innovative data mining software tools to enhance our service offerings to support database marketing for our corporate customers.

The primary geographic focus of our operations is in China, where we derive all of our revenues. We conduct our business operations through Jingwei HengTong, a wholly-owned subsidiary company that became the primary beneficiary of Jingwei Communication via various contractual agreements. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd (”New Yulong IT”) and New Yulong Software Technology Development Co. Ltd ( “New Yulong Software”)

We raised net proceeds of $15.071 million through a private placement in May 2007. The proceeds of the private placement are being used to purchase equipment for storage and maintenance of our data, purchase of new data and working capital. With the injection of this capital, we expect to realize our business strategy and become a leading provider of data mining services in China.

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

How The Company Generates Revenue

In the first quarter of 2008, we have continued to derive our revenues from data mining and software services. Beginning in the second half of 2007, we started providing targeted consumer marketing based on our proprietary consumer database the revenue from which was included in the revenue from data mining since then.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to fees we share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

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

We own and manage a database containing detailed biographical, demographic and purchasing information on about 300 million Chinese consumers and a selected group of small and medium-sized enterprises. We believe our database is the largest in China, and that it would be difficult for competitors to duplicate. The breadth of our database affords us the ability to conduct a wide range of data mining processes. Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and mobile text and interactive advertising. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Within our data mining services operations, we also offer telecom providers a vast range of WVAS. Unlike our competitors who mainly use telecom providers’ networks simply as a distribution channel, we create and manage WVAS for telecom providers to offer to their customers under their own brands.

Other Recent Developments

In February 2008, we entered into a letter of intent to acquire a majority of the shares of Henan Red Flag, an outdoor digital media company based in the city of Zhengzhou, the capital city of Henan province. Redflag has installed over 2,000 LED/LCD bus stop signs on the major streets in Zhengzhou. This acquisition will provide our corporate customers an effective means to reach their target consumers as 80% of the population in China still depend on buses as their main transportation.

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

In addition, we have seen stronger software growth in the first quarter which reflected resumption of software demands from the telecom operators after restructuring and growth in digital TV from the cable industry. We have provided DTV and IPTV operating software to 4 additional cities.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. In doing so, we have to make estimates and assumptions that affect our reported amount of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical data and trends and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For further information on our critical accounting policies, see the discussion in Note 2 to the Condensed Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included as Item 1 of Part I herein.

RESULTS OF OPERATIONS

Net revenues

	Three Months Ended March 31
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues
Data mining	$3,256	57%	$1,392	65%	134%
Software Services	2,497	43%	743	35%	236%
Total net revenue	$5,753	100%	$2,135	100%	169%

Total net revenue increased 169% for the first quarter of 2008 year over year. This was primarily due to year over year increase in data mining by 134% and software by 236%. The operational results for the first quarter of 2007 did not reflect that of our VIEs in January 2007 as the Company acquired Jingwei Communication as a variable interest entity in February 2007. If the operational results of our VIEs in January 2007 was included in the first quarter of 2007, the total net revenue would increase 78% compared to the first quarter of 2008 due to revenue of data mining and software increased 74% and 84%, respectively.

Data mining.  Data mining revenue grew 134% for the first quarter of 2008 year over year. If our VIE’s operational results in January 2007 was included in the first quarter of 2007, the revenue from data mining for the first quarter of 2008 would grow 74% year over year. This growth was mainly driven by the geographic expansion and adoption of data mining outside the telecom sector. Our 5 new branch offices in Tianjin, Shandong, Jiangsu, Guizhou and an additional new office in Shenzhen began generating revenue in the third quarter of 2007. These new offices allow us to better service China Mobile and China Unicom at the provincial level, as well as market our services to new and other existing customers. We started to provide data mining services for the utility, real estate, financials, retail and other sectors from the third quarter of 2007.

We started a contract to promote and market Kangka brand mobile handsets in the second quarter of 2007. Under the guidance of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, we recognized all revenue from the sales of mobile handsets on a gross basis in 2007. In the first quarter of 2008, we changed the terms of the service contract with the manufacturer and we accordingly booked the marketing service fee as part of our data mining revenue instead of gross sales since we are no longer deemed to be the principal. The net revenue from the marketing service for Kangka mobile handset accounted for approximately 10% of total data mining revenue in the first quarter of 2008.

Software Services. Software services revenue grew 236% for the first quarter of 2008 year over year. If our VIE’s operational results in January 2007 was included in the first quarter of 2007, the revenue from software services for the first quarter of 2008 would grow 84% year over year. This growth was primarily ascribed to resumption of software demands from the telecom operators after restructuring and growth in digital TV from the cable industry .

Cost of revenues

	Three Months Ended March 31
	2008	2007	% of Changes
	(In thousands, except percentages)
Cost of revenues:
Data mining	$1,318	$387	241%
Software Services	751	86	773%
Total cost of revenues	$2,069	$473	337%

Total cost of revenues increased 337% for the first quarter of 2008 year over year. This was primarily due to year over year increase in cost of data mining revenue and software revenue.

Data mining.  Cost of data mining revenue increased 241% for the first quarter of 2008 year over year. If our VIE’s operational results in January 2007 was included in the first quarter of 2007, the cost of data mining revenue would increase 154% year over year. This increase was associated with the increase in data mining services and amortization costs of acquired database assets.

Cost of data mining revenue consists mainly of a) compensation and expenses for the professionals involved in data mining and data analysis, b) amortization of acquired database assets, and c) fees paid to third-party software service companies, mobile operators et cetera for their services and resources.

Software Services. Cost of data mining revenue increased 773% for the first quarter of 2008 year over year. If our VIE’s operational results in January 2007 was included in the first quarter of 2007, the cost of software service revenue would increase 196% year over year. This increase was mainly associated with the increase in software services and project headcount.

Cost of software services revenue consists mainly of a) compensation and expenses for the professionals and engineers involved in modifying, customizing or installing our software products and solutions, system maintenance and support b) fees paid to third-party software service companies for their services or license right, and c) materials or hardware integrated with our software products and purchased from third-parties.

Gross profit margin

	Three Months Ended March 31
	2008	2007
	(In thousands, except percentages)
Gross profit margin
Data mining	60%	72%
Software Services	70%	88%
Overall	64%	78%

Overall gross margin decreased 14 percentage points year over year for the first quarter of 2008 which was mainly due to the decrease in the gross margins of data mining and software services.

Data mining. The gross margin of data mining decreased 12 percentage points year over year for the first quarter of 2008. This was mainly due to that there was no amortization costs of acquired database assets occurred in the first quarter of 2007. We recognized most of our acquired database assets in the second half of 2007.

Software Services. The gross margin of software services decreased 18 percentage points year over year for the first quarter of 2008. This was mainly due to the increase in compensation costs and expenses caused by increased project headcount.

Operating Expenses

	Three Months Ended March 31
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue

Selling, General and Administrative Expenses.	$698	12%	$134	6%	419%
Research and Development Costs.	165	3%	-	-	-

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, staff traveling and transportation expenses, and office expenses. If our VIE’s operational results were included in the first quarter of 2007, the Selling, General and Administrative Expenses would have increased 153% year over year. This increase reflected the gradually increased headcount from the second half year of 2007 as a result of geographic expansion and enhancement of data mining business. The professional service expenses increased significantly after the Company began to be traded on the OTCBB in May 2007, which partially caused the increase of the total expenses in the first quarter of 2008 as compared to the first quarter of 2007.

Research and Development Costs.

Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. We increased the investment in research and development after being listed in the US in May 2007. We expect our research and development expenses to continue to increase in absolute dollars in the near future.

Provision for income taxes

Based on our current operating structure and preferential tax treatments available to us in China, the effective income tax rate for our operations in China was 10% and 7% for the first quarter of 2008 and 2007, respectively. The increase in effective income tax rate was primarily due to two reasons: first, the preferential tax treatment for New Yulong IT expired in 2008. When the preferential tax treatment was available in 2007, half of New Yulong IT’s and New Yulong Software’s taxable income were exempt from income tax; second, the new Enterprise Income Tax Law of China became effective on January 1, 2008, under which the preferential income tax rate of 15% applicable to New Yulong IT and New Yulong Software in 2007, was increased to 18%. See Note 6-“Income Taxes” to the Condensed Consolidated Financial Statements for further discussions.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31
	2008	2007
	(In thousands)
Cash and cash equivalents	$7,483	$10,760
Working capital	$22,545	$23,896
Shareholder’s equity	$27,360	$23,963

We have funded our operations and capital expenditures primarily using the net proceeds of $15.071 million raised through the private placement in May 2007 as well as cash generated from operations. The net proceeds from private placement are used for the purchase of customer data, database storage equipment and working capital.

As of March 31, 2008, we had $7.5 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations through 2008.

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

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31
	2008		2007
	(In thousands)
Net cash (used in) provided by operating activities	$	(3,320)	$102
Net cash (used in) provided by investing activities		(1,289)	526
Net cash used in financing activities		-	(392)
Effect of foreign currency translation on cash and cash equivalents		1,332	45
Net (decrease) increase in cash and cash equivalents		(3,277)	281
Cash and cash equivalents - beginning of period		10,760	409
Cash and cash equivalents - end of period		$7,483	$690

Operating activities

Our net cash used in operating activities for the three months ended March 31, 2008 was $3.3 million. This was primarily attributable to the net income of $2.8 million, adjusted by non-cash related expenses of $349 thousand and a net increase in the components of our working capital of $6.4 million. The net increase in working capital items was primarily due to an increase in trade receivables and decrease in trade payables and other payables. We extend credit to customers ranging from four to seven months in the normal course of business and our trade receivables are within our credit control. We will pay more effort to speed up collection process in the next quarter, however.

Investing activities

Cash used by investing activities for the three months ended March 31, 2008 was $1.3 million which was mainly attributable to the acquisition of customer database assets.

Financing activities

No cash flow in financing activities for the three months ended March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective to ensure that the information required to be disclosed on in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the three months ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2008

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer
(Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Helen Lu
Name: Helen Lu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)