Form 10-Q
period 2008-06-30
Jingwei International LTD
filed 2008-08-14
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________.

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
Yes ☐ No ☒

As of August 14, 2008, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

-i-

PART I.
FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Jingwei International Limited And Subsidiaries

Condensed Consolidated Balance Sheets

(Stated in US Dollars)

	June 30	December 31
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and equivalents	$6,990,103	$10,760,020
Inventories	1,770,910	1,051,866
Trade receivables (net of allowance of doubtful accounts of $193,593 and $176,808)	17,050,606	11,857,099
Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $118,108 and $95,513)	6,147,988	7,299,973
Total Current Assets	31,959,608	30,968,958

Non-current assets
Property, plant and equipment - Net	1,175,431	952,638
Acquired Intangible Assets	11,734,978	5,681,669

Total Assets	$44,870,016	$37,603,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$3,144,355	$3,221,088
Accruals and other payables	1,338,114	2,480,449
Income Tax payable	509,648	557,514
Deferred Tax	669,982	270,707
Loan from a stockholder	555,318	543,597
Total Current Liabilities	6,217,417	7,073,355

Total Liabilities	6,217,417	7,073,355

Minority Interest - Variable Interest Entities	7,440,553	6,566,914

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional Paid-in Capital	15,235,244	15,063,981
Statutory and other reserves	703,475	703,475
Accumulated other comprehensive income	2,484,807	1,223,373
Retained Earnings	12,771,471	6,955,118
Total Stockholders' Equity	31,212,046	23,962,996
Total Liabilities and Stockholders' Equity	$44,870,016	$37,603,265

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(Stated in US Dollars)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Sales	$8,788,418	$7,750,221	$14,541,866	$9,885,299
Cost of sales	(3,869,131)	(5,398,273)	(5,938,519)	(5,871,419)
Gross profit	4,919,287	2,351,948	8,603,346	4,013,880

Expenses
Selling,General and Administrative expenses	(1,012,663)	(323,222)	(1,710,188)	(458,965)
Research and development costs	(351,151)	(177,889)	(516,142)	(176,519)
Total Expenses	(1,363,814)	(501,111)	(2,226,330)	(635,484)

Income from operations	3,555,473	1,850,837	6,377,017	3,378,396

Other income (expenses)
Subsidy income	286,962	23,904	543,690	64,921
Interest income	3,835	590	8,760	1,112
Finance costs	(4,276)	(4,257)	(8,039)	(21,181)
Other income (expense)	(28,544)	38,235	(24,450)	64,383
Total other income	257,977	58,472	519,961	109,235

Income before income taxes	3,813,450	1,909,309	6,896,978	3,487,631
Income taxes	(776,686)	(237,376)	(1,080,625)	(354,703)

Net income	$3,036,764	$1,671,933	$5,816,353	$3,132,928
Earnings Per Share (Basic)	$0.18	$0.11	$0.34	$0.22

Earnings Per Share (Diluted)	$0.18	$0.11	$0.34	$0.21

Weighted Average Common Shares Outstanding
Basic	17,049,000	15,444,769	17,049,000	14,554,331
Diluted	17,049,000	15,753,621	17,090,330	14,863,183

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Stated in US Dollars)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net Income	$3,036,764	$1,671,933	$5,816,353	$3,132,928

Other Comprehensive Income
Foreign currency translation adjustment	643,583	97,229	1,261,434	141,876
Comprehensive Income	$3,680,347	$1,769,162	$7,077,787	$3,274,804

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Stated in US Dollars)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Accumulated Other Comprehensive income	Retained Earnings	Total
Balance, December 31, 2007 (Audited)	17,049,000	$17,049	$15,063,981	$703,475	$1,223,373	$6,955,118	$23,962,996

Foreign Currency Translation adjustment	—	—	171,263	—	1,261,434	—	1,432,697

Net income	—	—	—	—	—	5,816,353	5,816,353
Balance, June 30, 2008 (Unaudited)	17,049,000	$17,049	$15,235,244	$703,475	$2,484,807	$12,771,471	$31,212,046

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Stated in US Dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net income	$5,816,353	$3,132,928
Adjustments to reconcile nent income to net
cash(used in)provided by operating activities
Depreciation & amortisation	752,533	32,738
Allowance for doubful accounts	21,233	—
Amortisation of stock options issued for services	171,263	—
(Increase) Decrease in assets net of effect of variable interest entities:
Trade receivables	(4,331,308)	(1,662,329)
Other receivables,prepayments and deposits	(2,641,977)	1,590,886
Amounts due from related parties	—	(2,210,933)
Inventories	(719,045)	237,983
Increase (Decrease) in liabilities, net of variable interest entities:
Trade payables	(275,992)	(292,762)
Other payables and accrued expenses	(1,130,615)	(116,554)
Amounts due to related parties	—	(1,515,321)
Income tax payable	351,410	612,041

Net cash flows used in operating activities	(1,986,145)	(191,323)

Cash flows from investing activities

Cash from acquisiton of variable interest entities	—	528,493
Acquisition of property and equipment	(319,750)	(2,372,544)
Acquisition of intangible assets	(1,900,861)	—

Net cash flows used in investing activities	(2,220,611)	(1,844,051)

Cash flows from financing activities
Net proceeds from private placement	—	15,071,030

Repayment of stockholder loan	—	(282,294)

Net cash flows provided by financing activities	—	14,788,736

Effect of foreign currency translation on cash
and cash equivalents	436,839	141,876

Net increase in cash and equivalents	(3,769,917)	12,895,238

Cash and cash equivalents-beginning of period	10,760,020	409,419

Cash and cash equivalents-end of period	$6,990,103	$13,304,657
Supplemental Disclosure of Cash Flow Information
Income tax paid	773,665	48,924
Interest paid	—	26,144
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to acquired intangible assets	5,231,805	—

See accompanying notes to condensed consolidated financial statements.

JINGWEI INTERNATIONAL LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1	CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Jingwei International Limited (the “Company”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-KSB for the year ended December 31, 2007 (“2007 Form 10-KSB”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2007 Form 10-KSB should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2008 may not be indicative of operating results expected for the full year.

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of Jingwei International Limited, its subsidiaries, namely, Jingwei International Investment (HK) Ltd.(“Jingwei HK”), Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), and its variable interest entities, namely Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), New Yulong Information Technology Co. Ltd (“New Yulong IT”) and New Yulong Software Technology Development Co. Ltd.(“New Yulong Software”), have been prepared in accordance with generally accepted accounting principles in the United States.

The condensed consolidated financial statements include the accounts of Jingwei International, its subsidiaries and variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is the primary beneficiary of Jingwei Communication, New Yulong IT and New Yulong Software, which are qualified as variable interest entities (VIE). Accordingly, the assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of June 30, 2008 and for the six months ended June 30, 2008, the VIE had assets of $42,260,762, liabilities of $20,879,113, revenues of $13,752,836, and operating expenses of $1,612,176. No assets were pledged or given as collateral against any borrowings.

Reclassification

Reclassification has been made from tax payable to deferred tax at December 31, 2007 in order to be consistent with the 2008 presentation.

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables and other receivables, inventories, and the estimation on useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, and other receivables. As of June 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments. In respect of foreign currency risk, the Company is not exposed to this risk as the majority of its trading transactions are denominated in its functional currency.

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

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Consumer Electronics Sales

Prior to January 1, 2008, the Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognized all revenue from the sales of consumer electronic goods on a gross basis. Effective January 1, 2008, the Company changed the terms of the service contract with the manufacturer for the sales of customer electronic goods and reported revenue net as a marketing service fee instead of the gross sales.

Subsidy income

Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as subsidy income at the time when the approval documents are obtained from the relevant government authorities and when the proceeds are received.

On June 5, 2008, the Company received a lump sum subsidy of $286,962 (RMB 2,000,000) by the Shenzhen Technology and Information Bureau. This amount is categorized as a subsidy to the Company for technology research and development.

Advertising, transportation, research and development expenses

Advertising, transportation and research and development expenses are charged to expense as incurred. For the reporting period, there was no advertising expense incurred.

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Retained earnings -appropriated

In accordance with the relevant PRC regulations and the Articles of Association of the Company’s PRC entities, the Company is required to allocate its Income after tax to the following reserves:

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

(b) Discretionary surplus reserve

In accordance with the articles of association of our PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting. None of the Company’s PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to June 30, 2008.

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

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Stock-Based Compensation

Common stock, stock options and common stock warrants issued to employees, directors and non-employees are recorded on the basis of their fair value, as required by SFAS No. 123(R). For stock options and common stock warrants issued to non-employees, they are measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

On June 12, 2008 the Company granted to Strategic Growth International, Inc (“SGI”) options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of US$7.00 per share as part of the compensation for investor relations service. The contractual term is 5 years and it is non-transferable; however, hedging is not prohibited. The options were valued at $2.699 per unit using the Black-Scholes option-pricing model with an assumed 70.10% volatility, a five year term for the options, a risk free rate of 3.715% and a dividend yield of 0%. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vest on June 5, 2009. The consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract.

On June 9, 2008 the Company granted to John Bi, the CFO of the Company, options to purchase a total of 50,000 shares of the Company’s common stock at a strike price equal to the greater of fair market value of the stock at grant date or US$4.90 and fully vested at grant. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $ 2.758 per unit with an assumed 70.16% volatility, a five year term for the options, a risk free rate of 3.470% and a dividend yield of 0%.

In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three and six months ended June 30, 2008 of $ 171,263 and $ 171,263, respectively, in connection with the issuance of these options. As of June 30, 2008, there was $367,033 of unrecognized expense related to options of non-employees which will be recognized over the term of the agreement through June 5, 2009.

The Company does not have sufficient information to assess the volatility of its equity securities since the Company has not been public long enough to support a historical volatility analysis and there are no publicly traded options on the Company stock to facilitate an implied volatility analysis. The management utilized a peer group in order to assess its volatility. When a peer group is used, the volatility estimate is generally either the average or the median volatility of the group.

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

The following table summarizes all Company stock option transactions between January 1, 2008 and June 30, 2008:

	Options & warrants outstanding	Vested shares	Range of Exercise price per common share
Balance, December 31, 2007	1,459,850	1,459,850	$6.00
Granted	200,000	75,000	$4.90-7.00
Balance, June 30, 2008	1,659,850	1,534,850	$4.90-7.00

Options & warrants Outstanding

Weighted
	Number	Weighted	Average
	Outstanding	Average	Exercise Price of
Range of	Currently Exercisable	Remaining Contractual Life	Options Currently
Exercise Prices	at June 30, 2008	(Years)	Exercisable
$4.90-$7.00	1,534,850	3.2	$5.98

Basic and diluted earnings per share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share is computed using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants and options for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

Recently Issued Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not have a significant impact on the Company's financial position or results of operations.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008 and will change the accounting for business combination on a prospective basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combination on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the SFAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of  financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the Company’s financial statements.

Note 2	SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company does not currently have convertible debt, therefore, this guidance is not expected to have an impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

Note 3	OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Prepayment for purchasing of data, goods and services	$4,528,946	$6,815,346
Loan receivable	1,091,417	-
Others	527,625	484,627
Total	$6,147,988	$7,299,973

Loan receivable represents a loan of RMB7,500,000 (approximately $1,091,417) to an unrelated company, Henan Red Flag Advertising Company(“Henan Red Flag”). At the beginning of 2008, the Company entered into a business initiative to explore the opportunity of a merger and acquisition transaction with Henan Red Flag. To facilitate the venture, the Company lent RMB7,500,00 to Henan Red Flag as a short-term loan, which is guaranteed by the pledge of a 51% equity interest in Henan Red Flag. The two agreements (loan and equity pledge) expired on June 30, 2008. Due to the dynamic of the advertising industry, the Company’s management has been carrying out due diligence before finalizing the transaction. However, from a conservative perspective, management decided to take anther two months to observe the performance of Henan Red Flag in order to assess the true value of the potential acquisition base on certain performance parameters. It is anticipated that a decision would be made by September 30, 2008 and the loan shall be repaid to the Company or converted into equity in Henan Red Flag.

Note 4	ACQUIRED INTANGIBLE ASSETS, NET

The following table summarizes acquired intangible assets, net.

	June 30, 2008	December 31, 2007
Cost	$12,864,362	$6,093,241
Accumulated amortization	(1,129,384)	(411,572)
Net	$11,734,978	$5,681,669

The acquired intangible assets represent cost of acquired databases net of accumulated amortization. The increase in acquired intangible assets represents databases that have been tested and been placed in service during the six months ended June 30, 2008. The databases have estimated useful lives of 8 years. Amortization expenses related to intangible assets was $655,576 and $0 for the six months ended June 30, 2008 and 2007, and $380,021 and $0 for the three months ended June 30, 2008 and 2007.

Note 5	INCOME TAXES

The Company generated substantially all of its net income from its PRC operations for the three months and six months ended June 30, 2008 and 2007. New Yulong IT and New Yulong Software were registered in Shenzhen, a special economic zone in the People’s Republic of China (“PRC”). The two companies are entitled to a preferential income tax rate of 18% in 2008. This rate will gradually increase to 25%, the statutory income tax rate in the PRC, in 4 years (i.e.20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012). New Yulong Software is a government certified advanced and new technology enterprise in Shenzhen and therefore half of its taxable income will be exempt from income tax in 2008 and 2009.

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The Company’s effective tax rates for the three and six months ended June 30, 2008 were 20.4% and 15.7%, and for the three and six months ended June 30, 2007 were 12.4% and 10.2%. The rates in these periods differed from the statutory PRC of 25% due to the differential tax rates applicable to New Yulong IT and New Yulong Software, government subsidy income that is exempt from income tax and under provision of prior year’s tax accrual.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2007, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2008. The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits.

Tax years from 2005 though 2007 remain subject to examination by major tax jurisdictions.

Note 6	LOAN PAYABLE TO A STOCKHOLDER

Amount represents loan from stockholder of $232,836 with interest at 6.75% per annum and $322,482 which is interest free. Both loans are payable on demand and unsecured.

Note 7	SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in two principal business segments. Information for the segments for the three and six months ended June 30, 2008 and 2007 are disclosed as below:

	Three Months Ended June 30
	2008			2007
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$6,406,853	$2,381,565	$8,788,418	$6,968,038	$782,183	$7,750,221
Gross Profit	3,398,773	1,520,514	4,919,287	1,863,620	488,328	2,351,948
Segment Profit	2,098,123	938,641	3,036,764	1,326,935	344,998	1,671,933
Segment Assets	31,001,037	13,868,979	44,870,016	18,760,441	8,040,189	26,800,630
Depreciation& Amortization	414,815	11,430	426,245	31,241	-	31,241
Expenditure for Segment Assets	930,995	-	930,995	2,372,544	-	2,372,544

	Six Months Ended June 30
	2008			2007
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$9,663,094	$4,878,772	$14,541,866	$8,359,671	$1,525,628	$9,885,299
Gross Profit	5,336,790	3,266,556	8,603,346	2,867,900	1,145,980	4,013,880
Segment Profit	3,536,434	2,279,919	5,816,353	2,517,288	615,640	3,132,928
Segment Assets	31,001,037	13,868,979	44,870,016	18,760,441	8,040,189	26,800,630
Depreciation& Amortization	724,164	28,369	752,533	32,738	-	32,738
Expenditure for Segment Assets	2,220,611	-	2,220,611	2,372,544	-	2,372,544

Included in datamining services is marketing service fee of $458,172 and $789,030 for the three and six months ended June 30, 2008 earned from the sales of consumer electronic goods by the manufacturer “Bainian Century International” in which the Company “Jingwei HK” has a marketing service contract with. There is no inter-segment revenue. The Company generates all its revenue from the PRC. Segment assets include property, plant and equipment and intangible assets.

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

Business Overview

Jingwei International Limited (“we,” “us,” “the Company,” or “Jingwei”) is one of the leading providers of data mining and customer relationship marketing services in the People’s Republic of China (the “PRC” or “China”). With a customer database of about 300 million Chinese consumers, we enable leading multinational and Chinese companies to reach their target audience. Our services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and mobile advertising as well as outdoor advertising. We also operate a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers. The software services business strengthens sales opportunities for our high margin data mining platform, and allows us to enhance our customer database. In addition, it allows us to leverage the telecom resources to provide comprehensive marketing and advertising delivery channels to reach the target consumers for our corporate customers. We plan to evolve into an integrated marketing platform with targeted outbound sales campaigns via mobile phone advertising on consent basis, and customer service/order fulfillment at call centers throughout the country.

We have been investing heavily in Research and Development in data mining tools to enable the company to cross reference different sources for its vast data. We continue to expand our product offerings as well as creating innovative data mining software tools to enhance our service offerings to support database marketing for our corporate customers. In addition, we are developing smart interactive mobile advertising platforms for our advertisers to provide measureable results for advertisement.

The primary geographic focus of our operations is in China, where we derive all of our revenues. We conduct our business operations through Jingwei HengTong, a wholly-owned subsidiary company that became the primary beneficiary of Jingwei Communication via various contractual agreements. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd (”New Yulong IT”) and New Yulong Software Technology Development Co. Ltd ( “New Yulong Software”)

We raised net proceeds of $15.071 million through a private placement in May 2007. The proceeds of the private placement are being used to purchase equipment for storage and maintenance of our data, purchase of new data and working capital. With the injection of this capital, we expect to realize our business strategy.

We believe our future growth is in the broad adoption of our data mining service across various business segments and leveraging our vast consumer data to provide target marketing for domestic and multinational companies who want to carve out a burgeoning consumer market in China. In order to cement our leadership position in data mining and marketing, we will need to continuously enhance our data mining infrastructure such as hardware and software tools as well as our data center. In addition, we plan to continue to acquire more consumer data from different industries and to constantly refresh and update the data that will help strengthen our data mining business.

How The Company Generates Revenue

We continued to see strong growth in our direct marketing business powered by our enhanced database. Direct marketing sales included mobile advertising, direct mail and telemarketing via call centers. We see particular strong growth in the interactive marketing segment with multinational corporations which resulted from investment in expanded sales personnel in the data mining sector. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to fees we share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

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

We own and manage a database containing detailed biographical, demographic and purchasing information on about 300 million Chinese consumers and a selected group of small and medium-sized enterprises. We believe our database is the largest in China, and that it would be difficult for competitors to duplicate. The breadth of our database affords us the ability to conduct a wide range of data mining processes. Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and mobile text and interactive advertising. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Within our data mining services operations, we also help market telecom operators’ value added services where we share revenues on customer conversion for up to 20% of the sale.

Other Recent Developments

As part of the ongoing investment in data mining, the Company hired 30 engineers with expertise in data search and mobile advertising platform development. With the addition of these engineers who were part of team that created China’s first mobile search engine, we would be able to leverage their expertise to help enhance our current database to provide a more accurate and robust consumer information for our direct marketing services.

In May, 2008, we entered into co-marketing agreement with China Post Shenzhen for direct mailing services and management of China Post Shenzhen's data base. Under the agreement, we will provide database management marketing services to China Post and to mutually share China Post Shenzhen's database. Through this agreement, we will be able to update and cross-reference our database against the information in the database from China Post.

As a result of the investment in database infrastructure and personnel, our direct marketing services have expanded to include multinational corporations. We have made arrangements with Dawson and K&W advertising agencies to provide interactive direct marketing for well known international brands such as Best Buy China, P&G, Nokia and China Circuit Championship.

In addition, we have enhanced our management team with the appointment of John Bi, a financial professional with Fortune 500 company experience, as Chief Financial Officer, and the appointment of Winston Liu, who came to us from CBS Outdoor, as president of our new media division. With these additions, we expect to be better positioned to manage and sustain the growth before us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) included as Item 1 of Part I herein.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2008 as compared to three and six months ended June 30, 2007

Net revenue
	Three Months Ended June 30
	2008		2007		% of Changes
	(In thousands, except percentages)
Net revenue		% of net revenue		% of net revenue
Data mining	$6,407	73%	$6,968	90%	(8)%
Software Services	2,381	27%	782	10%	204%
Total net revenue	$8,788	100%	$7,750	100%	13%

Total net revenue increased 13% for the second quarter of 2008 year over year. This was primarily due to year over year increase in software by 204% and decrease in data mining by 8%.

Data mining. Data mining revenue decreased 8% for the second quarter of 2008 year over year. However, it increased 97% compared with the first quarter of 2008. We commenced promoting and marketing Kangka brand mobile handsets in the second quarter of 2007. Under the guidance of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes title to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, we recognized all revenue from the sales of mobile handsets on a gross basis in 2007. In the first quarter of 2008, we changed the terms of the service contract with the manufacturer and we accordingly booked the marketing service fee as part of our data mining revenue instead of gross sales. The net revenue from the marketing service for Kangka mobile handsets accounted for approximately 8% of total data mining revenue in 2008.

Software Services. Software services revenue grew 204% for the second quarter of 2008 year over year. This growth was primarily ascribed to a new software product certification - High Integrated Software V 2.5 acquired in the second quarter of 2008 which brings higher revenue of software service.

	Six Months Ended June 30
	2008		2007		% of Changes
	(In thousands, except percentages)
Net revenue		% of net revenue		% of net revenue
Data mining	$9,663	66%	$8,359	85%	15%
Software Services	4,879	34%	1,526	15%	220%
Total net revenue	$14,542	100%	$9,885	100%	47%

For the first half of 2008, total net revenue increased 47% compared with the same period of 2007. Even though we changed the accounting treatment of the marketing service for Kangka, the increase of the data mining business is significant, which is mainly contributed by the opportunities provided by the restructuring of China Telecom's industry and expanding the existing the business model to business sectors such as real estate and retailing. Same as data mining, our software business is benefited by new demand created by China Telecom and China Mobile when restructuring . Meanwhile, OEM business with HUAWEI has made additional contribution to revenue in the first half of 2008.

Cost of revenue

	Three Months Ended June 30
	2008	2007	% of Changes
	(In thousands, except percentages)
Cost of revenue
Data mining	$3,008	$5,104	(41)%
Software Services	861	294	193%
Total cost of revenue	$3,869	$5,398	(28)%

Total cost of revenue decreased 28% for the second quarter of 2008 year over year. This was primarily due to year over year decrease in cost of data mining revenue.

Data mining. Cost of data mining revenue decreased 41% for the second quarter of 2008 year over year. This decrease was mainly contributed by better control of the cost.

Cost of data mining revenue consists mainly of a) compensation and expenses for the professionals involved in data mining and data analysis, b) amortization of acquired database assets, and c) fees paid to third-party software service companies, and mobile operators for their services and resources.

Software Services. Cost of software services revenue increased 193% for the second quarter of 2008 year over year. This increase was mainly associated with the increase in software services and project headcount.

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

	Six Months Ended June 30
	2008	2007	% of Changes
	(In thousands, except percentages)
Cost of revenue
Data mining	$4,326	$5,492	(21)%
Software Services	1,613	380	324%
Total cost of revenue	$5,939	$5,872	1%

For the first half of 2008, total cost of revenues increased 1% compared with the same period of 2007. Management feels confident in overall cost control in the past six months and will keep close look at this area.

Gross profit margin

	Three Months Ended June 30
	2008	2007
	(In thousands, except percentages)
Gross profit margin
Data mining	53%	27%
Software Services	64%	62%
Overall	56%	30%

Overall gross margin increased 26% year over year for the second quarter of 2008 which was mainly due to the increase in the gross margin of data mining.

Data mining. The gross margin of data mining increased 26% year over year for the second quarter of 2008. This was mainly due to firstly maintaining strong revenue growth and secondly management has gained experience at controlling the cost more effectively.

Software Services. The gross margin of software services increased 21% year over year for the second quarter of 2008. Since our software business has been mature for years, the slight growth of gross margin was mainly contributed by effective cost control.

	Six Months Ended June 30
	2008	2007
	(In thousands, except percentages)
Gross profit margin
Data mining	55%	34%
Software Services	67%	75%
Overall	59%	41%

For the first half of 2008, total gross margin increased 18% compared with the same period of 2007. Our datamining business experienced strong growth in gross margin during the first six months of 2008 which reflects our vision and strategy to take advantage of the opportunity brought by China Telecom’s industry restructuring. The gross margin in our software business for the first six months of 2008 slightly decreased which resulted from the increase in compensation costs and expense caused by increased project headcount in the first quarter of 2008. In the second quarter of 2008, our gross margin improved by 2% compared with the same period of 2007.

Operating Expenses

	Three Months Ended June 30
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue
Selling, General and Administrative Expenses.	$1,013	12%	$323	4%	214%
Research and Development Costs.	351	4%	178	2%	97%

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, and office expenses. This increase reflected the gradually increased headcount from the second half year of 2007 as a result of geographic expansion and enhancement of data mining business. The professional service expenses increased significantly after the Company became publicly traded in May 2007, which partially caused the increase of the total expenses in the second quarter of 2008 as compare to the second quarter of 2007.

Research and Development Costs. Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. We increased the investment in research and development after May 2007. And we also have entered into a cooperation agreement with Tsinghua University during the second quarter of 2008, resulting in a rise in research and development costs. We expect our research and development expenses to continue to increase in absolute dollars in the near future.

	Six Months Ended June 30
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue
Selling, General and Administrative Expenses.	$1,710	12%	$459	5%	273%
Research and Development Costs.	516	4%	177	2%	192%

For the first half of 2008, SG&A increased 273% compared with the same period of 2007. R&D cost increased 192%. These increases were due to the expansion of our business and strengthening of the core competence of the capability of R&D.

LIQUIDITY AND CAPITAL RESOURCES

	As of June 30
	2008	2007
	(In thousands)
Cash and cash equivalents	$6,990	$10,760
Working capital	$25,742	$23,896
Shareholder’s equity	$31,212	$23,963

We have funded our operations and capital expenditures primarily using the net proceeds of $15.071 million raised through the private placement in May 2007 as well as cash generated from operations. The net proceeds from the private placement were used for the purchase of customer data, database storage equipment and working capital.

As of June 30, 2008, we had $7.0 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations through 2008.

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

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30
	2008	2007
	(In thousands)
Net cash used in operating activities	$(1,986)	$(191)
Net cash used in investing activities	(2,220)	(1,844)
Net cash provided by financing activities	-	14,789
Effect of foreign currency translation on cash and cash equivalents	436	142
Net (decrease) increase in cash and cash equivalents	(3,770)	12,896
Cash and cash equivalents - beginning of period	10,760	409
Cash and cash equivalents - end of period	$6,990	$13,305

Operating activities

Our net cash used in operating activities for the six months ended June 30, 2008 was $2.0 million. This was primarily attributable to the net income of $5.8 million, adjusted by non-cash related expenses of $945,000 and a significant net increase in trade accounts receivable. The net increase in working capital items was primarily due to an increase in trade receivables and decrease in trade payables and other payables. We extend credit to customers ranging from four to seven months in the normal course of business and our trade receivables are within our credit control. We intend to step up our collection process in the next quarter.

Investing activities

Cash used by investing activities for the six months ended June 30, 2008 was $2.2 million which was mainly attributable to the acquisition of customer database assets.

Financing activities

There is no cash flow in financing activities for the six months ended June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended June 30, 2008.

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

JINGWEI INTERNATIONAL LIMITED

Dated: August 14, 2008	By:	/s/ Regis Kwong
Regis Kwong
Title: Chief Executive Officer (Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ John Bi
Name: John Bi
Title: Chief Financial Officer (Principal Accounting and Financial Officer)