Form 10-Q
period 2008-09-30
Jingwei International LTD
filed 2008-11-14
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
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

As of November 14, 2008, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.
FINANCIAL INFORMATION

Item1. Condensed Consolidated Financial Statements

Jingwei International Limited And Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	September 30	December 31
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and equivalents	$7,134,782	10,760,020
Inventories	2,684,750	1,051,866
Trade receivables (net of allowance of doubtful accounts of $206,689 and $176,808)	22,775,905	11,857,099
Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $116,357 and $95,513)	2,127,091	7,299,973
Total Current Assets	34,722,528	30,968,958

Non-current assets
Property, plant and equipment - Net	1,291,020	952,638
Acquired Intangible Assets	11,711,291	5,681,669
Total Assets	$47,724,839	37,603,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	3,506,486	3,221,088
Accruals and other payables	1,764,828	2,480,449
Income Tax payable	502,739	557,514
Deferred Tax	616,512	270,707
Loan from a stockholder	555,327	543,597
Total Current Liabilities	6,945,892	7,073,355

Total Liabilities	6,945,892	7,073,355

Minority Interest - Variable Interest Entities	7,458,679	6,566,914
Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional Paid-in Capital	15,364,108	15,063,981
Statutory and other reserves	703,475	703,475
Accumulated other comprehensive income	2,562,366	1,223,373
Retained Earnings	14,673,270	6,955,118
Total Stockholders' Equity	33,320,268	23,962,996
Total Liabilities and Stockholders' Equity	$47,724,839	37,603,265

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Operations(unaudited)
(Stated in US Dollars)

	Three Months Ended September 30, 2008	Three Months Ended September 30,2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Sales	$8,568,360	$5,216,602	$23,110,226	$15,101,900
Cost of sales	(5,127,216)	(2,818,128)	(11,065,735)	(8,689,547)
Gross profit	3,441,144	2,398,474	12,044,491	6,412,353
Expenses
Selling, General and Administrative expenses	(1,278,613)	(516,336)	(2,988,800)	(975,301)
Research and development costs	(202,503)	(138,949)	(718,646)	(315,468)
Total Expenses	(1,481,116)	(655,285)	(3,707,446)	(1,290,769)

Income from operations	1,960,028	1,743,189	8,337,045	5,121,584
Other income (expenses)
Subsidy income	-	640	543,690	65,561
Interest income	224,673	147,574	233,433	148,686
Finance costs	(3,940)	(18,048)	(11,979)	(39,229)
Other income (expense)	(13,733)	(89,294)	(38,183)	(24,911)
Total other income	207,000	40,872	726,961	150,107

Income before income taxes	2,167,028	1,784,061	9,064,006	5,271,691
Income taxes	(265,229)	(491,796)	(1,345,854)	(846,499)
Net income (loss)	$1,901,799	$1,292,265	$7,718,152	$4,425,192
Earnings Per Share (Basic)	$0.11	$0.08	$0.45	$0.29
Earnings Per Share (Diluted)	$0.11	$0.08	$0.45	$0.29
Weighted Average Common Shares Outstanding
Basic	17,049,000	17,049,000	17,049,000	15,395,026
Diluted	17,049,000	17,049,000	17,049,000	15,395,026

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Stated in US Dollars)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Accumulated Other Comprehensive income	Retained Earnings	Total

Balance, December 31, 2007 (Audited)	17,049,000	$17,049	$15,063,981	$703,475	$1,223,373	$6,955,118	$23,962,996

Foreign Currency Translation adjustment	-	-	-	-	1,338,993	-	1,338,993
Share based compensation cost	-	-	300,127	-	-	-	300,127
Net income	-	-	-	-	-	7,718,152	7,718,152

Balance, September 30, 2008 (Unaudited)	17,049,000	$17,049	$15,364,108	$703,475	$2,562,366	$14,673,270	$33,320,268

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Stated in US Dollars)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Net Income	$1,901,799	$1,292,265	$7,718,152	$4,425,192

Other Comprehensive Income
Foreign currency translation adjustment	77,559	308,842	1,338,993	450,718

Comprehensive Income	$1,979,358	$1,601,107	$9,057,145	$4,875,910

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Consolidated Statements of Cash Flows(unaudited)
(Stated in US Dollars)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash flows from operating activities
Net income	7,718,152	4,425,192
Adjustments to reconcile net income to net cash(used in)provided by operating activities:
Depreciation & amortization	1,230,667	160,665
Allowance for doubtful accounts	31,821	-
Amortization of stock options issued for services	300,127	-
(Increase) Decrease in assets, net of effect of variable interest entities:
Trade receivables	(10,031,166)	(3,336,306)
Other receivables, prepayments and deposits	(1,275,529)	588,077
Amounts due from related parties	-	(801,867)
Inventories	(592,805)	(2,549,951)
Increase (Decrease) in liabilities, net of variable interest entities:
Trade payables	78,592	1,009,614
Other payables and accrued expenses	(438,628)	158,688
Amounts due to related parties	-	(1,515,321)
Income tax payable	289,598	1,172,231
Net cash flows used in operating activities	(2,689,171)	(688,978)

Cash flows from investing activities
Cash from acquisition of variable interest entities	-	528,494
Acquisition of property and equipment	(494,498)	(2,646,767)
Acquisition of intangible assets	(893,918)	-
Net cash flows used in investing activities	(1,388,416)	(2,118,273)

Cash flows from financing activities
Net proceeds from private placement	-	15,071,030
Repayment of stockholder loan	-	(164,367)
Net cash flows provided by financing activities	-	14,906,663
Effect of foreign currency translation on cash and cash equivalents	452,349	450,718
Net increase in cash and equivalents	(3,625,238)	12,550,130
Cash and cash equivalents-beginning of period	10,760,020	409,419
Cash and cash equivalents-end of period	$7,134,782	$12,959,549
Supplemental Disclosure of Cash Flow Information
Income tax paid	1,101,020	48,924
Interest paid	-	26,144
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to acquired intangible assets	5,557,110	-

See accompanying notes to condensed consolidated financial statements.

JINGWEI INTERNATIONAL LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Jingwei International Limited (the “Company”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2007 Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2008 may not be indicative of operating results to be expected for the full year.

Note 2 SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of Jingwei International Limited, its subsidiaries, namely, Jingwei International Investment (HK) Ltd.(“Jingwei HK”), Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), and its variable interest entities, namely Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), New Yulong Information Technology Co. Ltd (“New Yulong IT”) and New Yulong Software Technology Development Co. Ltd.(“New Yulong Software”), Beijing New Media Advertising Co. Ltd.(“Beijing New Media”), have been prepared in accordance with generally accepted accounting principles in the United States. On July 13, 2008, New Yulong IT formed a wholly-owned subsidiary, Beijing New Media.

The condensed consolidated financial statements include the accounts of Jingwei International, its subsidiaries and variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, and Beijing New Media which are qualified as variable interest entities (VIE). Accordingly, the assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of September 30, 2008 and for the nine months ended September 30, 2008, the VIE had assets of $46,330,912, liabilities of $21,818,196, revenues of $21,747,707, and operating expenses of $2,659,161. No assets were pledged or given as collateral against any borrowings.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, and other receivables. As of September 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition.

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

Note 2 SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Note 2 SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Consumer Electronics Sales

Prior to January 1, 2008, the Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, the Company recognized all revenue from the sales of consumer electronic goods on a gross basis. Effective January 1, 2008, the Company changed the terms of the service contract with the manufacturer for the sales of customer electronic goods and reported revenue net as a marketing service fee instead of the gross sales. This is classified as dataming service for the three and nine months ended September 30, 2008 and 2007 in Segment information in Note 7.

Subsidy income

Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as subsidy income at the time when the approval documents are obtained from the relevant government authorities and when the proceeds are received.

Included in subsidy income for nine months to September 30, 2008 of $543,690 is $286,962 received from the Shenzhen Technology and Information Bureau on June 5, 2008. This amount is categorized as a subsidy to the Company for technology research and development.

Note 2 SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

(b) Discretionary surplus reserve

In accordance with the articles of association of our PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting. None of the Company’s PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to September 30, 2008.

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

On April 16, 2008 the Company granted to a total of 44 key employees of the Company, option to purchase a total of 260,400 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years commencing one year from the date of the grant. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $ 2.278 per unit with an assumed 80.20% volatility, an expected term of 6.25 years for the options, a risk free rate of 3.27% and a dividend yield of 0%.

Pursuant to the Option Agreement dated June 12, 2008 between Strategic Growth International (“SGI”) and the Company (the “Option Agreement”), the Company granted to SGI options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of US$7.00 per share as part of the compensation for investor relations service. The contractual term is 5 years and it is non-transferable; however, hedging is not prohibited. The options were valued at $2.699 per unit using the Black-Scholes option-pricing model with an assumed 70.10% volatility, a five year term for the options, a risk free rate of 3.715% and a dividend yield of 0%. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vests on June 5, 2009. The consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract. On October 5, 2008, the Company terminated the service of SGI. Upon the termination of the service agreement, pursuant to Section 4 of the service agreement, the Company is entitled to rescind 117,000 of the options granted to SGI pursuant to the terms of the service agreement. Correspondingly, pursuant to Section 5 of the Option Agreement and Section 6.3 of the Jingwei International Limited 2008 Omnibus Securities and Incentive Plan, the Option Agreement hereinafter represents the right to purchase 33,000 shares on the terms and conditions contained therein. This transaction was accounted for as of September 30, 2008.

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

Note 2 SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three and nine months ended September 30, 2008 of $ 128,863 and $ 300,126 in connection with the issuance of these options.

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

The following table summarizes all Company stock option transactions between January 1, 2008 and September 30, 2008:

	Options & warrants outstanding	Vested shares	Range of Exercise price per common share
Balance, December 31, 2007	1,459,850	1,459,850	$6.00
Granted/vested during the three and nine months ended September 30, 2008	460,400	83,000	$4.90-$7.00
Forfeiture of options	(117,000)

Balance, September 30, 2008	1,803,250	1,542,850

Options & warrants Outstanding

Range of Exercise Prices	Number Outstanding Currently Exercisable at September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Options Currently Exercisable

$4.90-$7.00	1,542,850	2.94	$5.99

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

Note 2 SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Note 2 SUMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Note 3 TRADE RECEIVABLES

On September 30, 2008 and December 31, 2007, the balances of trade receivables net of allowances were $22,775,905 and $11,857,099, respectively, which represent amounts billed but not yet collected. The trade receivables are expected to be collected within one year.

Note 4 OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Prepayment for purchasing of data, goods and services	$1,357,893	$6,815,346

Others	769,198	484,627
Total	$2,127,091	$7,299,973

Note 5 ACQUIRED INTANGIBLE ASSETS, NET

The following table summarizes acquired intangible assets, net.

	September 30, 2008	December 31, 2007
Cost	$13,250,109	$6,093,241
Accumulated amortization	(1,538,818)	(411,572)
Net	$11,711,291	$5,681,669

The acquired intangible assets represent cost of acquired databases net of accumulated amortization. The increase in acquired intangible assets represents databases that have been tested and been placed in service during the nine months ended September 30, 2008. The databases have estimated useful lives of 8 years. Amortization expenses related to intangible assets was $1,062,388 and $0 for the nine months ended September 30, 2008 and 2007, and $406,812 and $0 for the three months ended September 30, 2008 and 2007.

Note 6 INCOME TAXES

The Company generated substantially all of its net income from its PRC operations for the three months and nine months ended September 30, 2008 and 2007. New Yulong IT and New Yulong Software were registered in Shenzhen, a special economic zone in the People’s Republic of China (“PRC”). The two companies are entitled to a preferential income tax rate of 18% in 2008. This rate will gradually increase to 25%, the statutory income tax rate in the PRC, in 4 years (i.e.20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012). New Yulong Software is a government certified advanced and new technology enterprise in Shenzhen and therefore half of its taxable income will be exempt from income tax in 2008 and 2009.

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The Company’s effective tax rates for the three and nine months ended September 30, 2008 were 12.2% and 14.8%, and for the three and nine months ended September 30, 2007 were 27.6% and 16.1%. The rates in 2008 differed from the statutory PRC rate of 25% due to the differential tax rates applicable to New Yulong IT and New Yulong Software, government subsidy income that is exempt from income tax and under provision of prior year’s tax accrual. The rates in 2007 differed from the statutory PRC rate of 33% due to differential tax rates applicable to New Yulong IT and New Yulong Software. The difference during the three months ended September 30, 2007 is also due to under provision in prior quarters’ tax accrual. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2007, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2008. The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits.

Tax year for 2007 remains subject to examination by major tax jurisdictions.

Note 7 LOAN PAYABLE TO A STOCKHOLDER

Amount represents loan from stockholder of $233,403 with interest at 6.75% per annum and $321,924 which is interest free. Both loans are payable on demand and unsecured.

Note 8 SEGMENT INFORMATION

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in two principal business segments. Information for the segments for the three and nine months ended September 30, 2008 and 2007 are disclosed as below:

	Three Months Ended September 30
	2008			2007
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$5,959,194	$2,609,166	$8,568,360	$4,325,314	$891,288	$5,216,602
Gross Profit	2,433,045	1,008,099	3,441,144	1,687,146	711,328	2,398,474
Net Income	1,344,658	557,141	1,901,799	909,011	383,254	1,292,265
Segment Assets	36,578,697	11,146,142	47,724,839	21,785,967	9,336,843	31,122,810
Depreciation& Amortization	442,198	26,847	469,045	129,051	–	129,051
Expenditure for Segment Assets	531,338	–	531,338	2,646,767	–	2,646,767

	Nine Months Ended September 30
	2008			2007
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$15,622,288	7,487,938	23,110,226	$12,682,590	2,419,310	15,101,900
Gross Profit	7,769,835	4,274,655	12,044,490	4,853,471	1,558,882	6,412,353
Net Income	4,881,092	2,837,060	7,718,152	3,349,401	1,075,791	4,425,192
Segment Assets	36,578,697	11,146,142	47,724,839	21,785,967	9,336,843	31,122,810
Depreciation& Amortization	1,175,451	55,216	1,230,667	160,665	–	160,665
Expenditure for Segment Assets	1,388,416	–	1,388,416	2,646,767	–	2,646,767

Included in datamining services is marketing service fee of $573,489 and $1,362,519 for the three and nine months ended September 30, 2008 earned from the sales of consumer electronic goods by the manufacturer Bainian Century International in which the Company Jingwei HK has a marketing service contract with. There is no inter-segment revenue. The Company generates all its revenue from the PRC. Segment assets include property, plant and equipment and intangible assets.

Note 9 LEASE COMMITMENT AND OTHER CONTACTRAL OBILIGATIONS

Lease Commitment

On May 21, 2008, one of the Company’s VIE, Beijing Media entered into a lease agreement with a lease term of 39 months from October 1, 2008 to December 31, 2011 at a monthly rental of RMB 184,932 ($26,977) and a monthly service charge of RMB 26,534 ($3,871). This agreement provides office space for the operation of Beijing New Media and that Beijing New Media is not obligated to pay rent for the following months: October 2008, October 2009, November 2009, November 2010, December 2010 and December 2011. A 3-month deposit has been paid.

As of September 30, 2008, Beijing Media was obligated under the lease agreement to pay rental and service charge as follows:

Fiscal year	Amount ($)
Remaining of 2008	61,696
2009	316,221
2010	316,221
2011	343,198

Other contractual obligations

On February 29, 2008, one of the Company’s VIE, New Yulong IT engaged Tsinghua University to provide research and development service for total consideration of RMB 7.0M ($1,021,138). As of September 30, 2008, RMB 500,000 ($72,938) has been paid. The remaining balance is required to be paid in four installments with RMB 1.5M ($218,815) to be paid by February 29, 2009 based on the progress of project development, RMB 2.5M ($364,692) to be paid by February 29, 2010 and RMB 2.5M ($364,692) to be paid by February 29, 2011.

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

In May, 2008, we entered into co-marketing agreement with China Post Shenzhen for direct mailing services and management of China Post Shenzhen’s data base. Under the agreement, we will provide database management marketing services to China Post and to mutually share China Post Shenzhen’s database. Through this agreement, we will be able to update and cross-reference our database against the information in the database from China Post Shenzhen.

There are primarily two drivers behind our business growth: internal consumption and telecom consolidation.

Implementing and expanding our integrated marketing service offerings

From mid-2007, we embarked upon a strategy to evolve into one of China’s leading marketing service providers – including the ability to identify and target the consumer audience, and to reach them in several different ways which consist of mobile interactive marketing, telemarketing and direct mail. We sensed then that with China’s economic focus shifting to internal consumption to drive economic growth, demands for Jingwei’s integrated marketing services would increase, as companies are eager to pursue their share of consumer spending increases.

This strategy has yielded fruitful results, which has reflected in the increase of data mining and marketing revenues for the company. Data mining and marketing services now account for more than 70% of the total revenues. To reach this result, we have implemented the followings:

1.
Increased cooperation with 4A advertising companies and other multinational marketing companies. By leveraging these companies’ vast client base, we are able to penetrate the large corporate accounts by providing data mining and marketing execution. For example, we have teamed up with Dawson during the Olympic Games to provide mobile interactive marketing for Nokia where we provided the services to identify certain Nokia users and then delivered marketing messages to those users utilizing mobile interactive marketing.

2.
We continued to enhance our database by increasing the accuracy and freshness of the information. By working with Tsing Hua University, one of the leading universities in China, we were able to build tools to correlate data from different input sources to cross check and update. Now, we have the ability to refresh and check over a million records a day. As a result, our effective response rate has increased in our marketing campaign.

3.
We continued to collect, build and integrate additional data records. By the end of 2008, our data base size will be approaching 400 million. This has created significant competitive advantages for our company. In addition, we have expanded the depth of our data record fields to include more relevant information to help our corporate customers to create more effective marketing campaigns. Our data records now contain information on recent purchases and employment histories in addition to detailed biographical, demographic, contact and gender information.

4.
Backed with the competitive differentiation factors from our data base and data mining capability, we have started offering comprehensive and integrated service and marketing services to provide an array of marketing solutions including the development of creative marketing campaigns and the delivery of the marketing messages. This approach has enhanced our brand, which in turn help us win new accounts. For instance, recently we were hired to develop the marketing campaign for one of China’s largest real estate developers to market their new project partly as a result of our ability to select the right profiles of the potentials buyers for the projects coupled with our integrated marketing execution using direct mail and mobile interactive marketing.

Telecom software services starting to comeback

Another driver for our business is from telecom consolidation. As the industry is nearing the end of restructuring, the three remaining operators are ready to start implementing 3G networks. We have seen increased activities in data mining and software services from this sector.

As competition grows after restructuring, the operators are keen to find ways to increase their revenues by gaining incremental revenue from each subscriber. We have helped China Unicom to increase their operation efficiency and understand their subscriber spending patterns through data mining tools. We also helped them in pursue increased sales for value added services using our integrated marketing services.

Another area of sales increase during the third quarter of 2008 is from software services. The increase of software sales is the result of catching up to the work left behind during the restructuring period.

Finally, in order for the company to better focus on the opportunities before us, we have decided to terminate the letter of intent to acquire outdoor advertising opportunity associated with He Nan Red Flag advertising company. Going forward, we will be focusing on data mining and integrated marketing services as well as pursuing less capital-intensive projects with immediate cash flow.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the financial statements for details on recently issued accounting pronouncements.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2008 as compared to three and nine months ended September 30, 2007

Net revenues

	Three Months Ended September 30
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues:
Data mining	$5,959	70%	$4,325	83%	38%
Software Services	2,609	30%	891	17%	193%
Total net revenue	$8,568	100%	$5,216	100%	64%

	Nine Months Ended September 30
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues:
Data mining	$15,622	68%	$12,683	84%	23%
Software Services	7,488	32%	2,419	16%	210%
Total net revenue	$23,110	100%	$15,102	100%	53%

Total net revenue increased 64% for the third quarter of 2008 year over year. This was primarily due to year over year increase in revenue in software services by 193% and in data mining services by 38%. The significant increase of software sales is contributed by new business opportunities brought by telecom industry restructuring. The key carriers are consolidated from six to three, China Mobile, China Unicom, and China Telecom. Total revenue increased 53% for the nine months ended September 30, 2008 due to year over year increase in revenue in software services by 210% and in data mining services by 23%.

Data mining. Data mining revenue increase 38% for the third quarter of 2008 year over year. We started a contract to promote and market Kangka brand mobile handsets in the second quarter of 2007. Under the guidance of Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or returns). Based on EITF No. 99-19, we recognized all revenue from the sales of mobile handsets on a gross basis in 2007. In the first quarter of 2008, we changed the terms of the service contract with the manufacturer and we accordingly booked the marketing service fee as part of our data mining revenue instead of gross sales. The net revenue from the marketing service for Kangka mobile handset accounted for approximately 9% of total data mining revenue in 2008.

Software Services. Software services revenue grew 193% for the third quarter of 2008 year over year. This growth was primarily ascribed to a new software product certification - High Integrated Software V 2.5 beginning in the second quarter of 2008 which brings higher revenue of software service as we are entitled to charge higher fees as a result of the certification.

Cost of revenues

	Three Months Ended September 30
	2008	2007	% Change
	(In thousands, except percentages)
Cost of revenue:
Data mining	$3,526	$2,638	34%
Software Services	1,601	180	789%
Total cost of revenues	$5,127	$2,818	82%

	Nine Months Ended September 30
	2008	2007	% Change
	(In thousands, except percentages)
Cost of revenue:
Data mining	$7,852	$7,829	0.3%
Software Services	3,213	860	274%
Total cost of revenues	$11,065	$8,689	27%

Total cost of revenues increased 82% for the third quarter of 2008 year over year. This was primarily due to year over year increase in cost of data mining and software revenue. Total cost of revenues increased 27% for the nine months ended September 30, 2008 compared to the same period in 2007.

Data mining. Cost of data mining revenue increased 34% for the third quarter of 2008 year over year. This increase was associated with the increase in revenue of data mining services.

Cost of data mining revenue consists mainly of a) compensation and expenses for the professionals involved in data mining and data analysis, b) amortization of acquired database assets, and c) fees paid to third-party software service companies, mobile operators etcetera for their services and resources.

Software Services. Cost of software services revenue increased 789% for the third quarter of 2008 year over year. In addition to a proportional increase as a result of higher revenue, the new software business gained as Telecom carriers require more features and add-ins, leading to higher expenses for human capital and out-source costs.

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

Gross profit margin

	Three Months Ended September 30
	2008	2007
	(In thousands, except percentages)
Gross profit margin:
Data mining	41%	39%
Software Services	39%	80%
Overall	40%	46%

	Nine Months Ended September 30
	2008	2007
	(In thousands, except percentages)
Gross profit margin:
Data mining	50%	38%
Software Services	57%	64%
Overall	52%	42%

Overall gross margin decreased 6% year over year for the third quarter of 2008 which was mainly due to the decrease in the gross margin of software services. Overall gross margin increased 10% year over year for the nine moths ended September 30, 2008 compared to the same period in 2007.

Data mining. The gross margin of data mining increased 2% year over year for the second quarter of 2008. This was mainly due to the fact that there was no amortization costs of acquired database assets in the third quarter of 2007. We recognized most of our acquired database assets in the second half of 2007.

Software Services. The gross margin of software services decreased 41% year over year for the third quarter of 2008. This was mainly due to the increase in compensation costs and expenses caused by increased project headcount. Furthermore, the intense competitive landscape limits our inability to increase pricing.

Operating Expenses

	Three Months Ended September 30
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue
Selling, General and Administrative Expenses.	$1,279	15%	$516	10%	148%
Research and Development Costs.	203	2%	139	3%	46%

	Nine Months Ended September 30
	2008		2007		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue
Selling, General and Administrative Expenses.	$2,989	13%	$975	6%	207%
Research and Development Costs.	719	3%	315	2%	128%

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, and office expenses. This increase reflected the gradually increased headcount from the second half year of 2007 as a result of geographic expansion and enhancement of data mining business. The professional service expenses increased significantly after the Company became publicly traded in May 2007, which partially caused the increase of the total expenses in the third quarter of 2008 as compare to the third quarter of 2007.

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

Provision for income taxes

Based on our current operating structure and preferential tax treatments available to us in China, the effective income tax rate for our operations in China was 12.2% and 27.6% for the third quarter of 2008 and 2007 respectively and 14.8% and 16.1% for the nine months to September 30, 2008 and 2007 respectively. The increase in effective income tax rate was primarily due to three reasons: firstly, the preferential tax treatment for New Yulong IT expired in 2008; when the preferential tax treatment was available in 2007, half of New Yulong IT’s taxable income was exempt from income tax; secondly, the new Enterprise Income Tax Law of China became effective on January 1, 2008, under which the preferential income tax rate of 15% applicable in Shenzhen where New Yulong IT and New Yulong Software were registered, increases to 18% in 2008. Thirdly, we computed the deferred tax of New Yulong IT in 2007 with 7.5% but with the tax rate rising to 18% in 2008, we accounted for the change in tax rate in the second quarter of 2008. See Note 6-“Income Taxes” to the Condensed Consolidated Financial Statements for further discussions.

LIQUIDITY AND CAPITAL RESOURCES

	As of September 30
	2008	2007
	(In thousands)
Cash and cash equivalents	$7,135	$12,960
Working capital	$27,777	$24,035
Shareholder’s equity	$33,320	$19,955

We have funded our operations and capital expenditures primarily using the net proceeds of $15.071 million raised through the private placement in May 2007 as well as cash generated from operations. The net proceeds from the private placement were used for the purchase of customer data, database storage equipment and working capital.

As of September 30, 2008, we had $7.1 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations through 2009.

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
The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30
	2008		2007
	(In thousands)
Net cash (used in) provided by operating activities	$	(2,689)	$(689)
Net cash (used in) provided by investing activities		(1,388)	(2,118)
Net cash provided by financing activities		-	14,907
Effect of foreign currency translation on cash and cash equivalents		452	451
Net (decrease) increase in cash and cash equivalents		(3,625)	12,551
Cash and cash equivalents - beginning of period		10,760	409
Cash and cash equivalents - end of period		$7,135	$12,960

Operating activities

Our net cash used in operating activities for the nine months ended September 30, 2008 was $2.7 million. This was primarily attributable to the net income of $7.7 million, adjusted by non-cash related expenses of $1,563 thousand and a net increase in the components of our working capital of $3.9 million. The net increase in working capital items was primarily due to an increase in trade receivables and decrease in trade payables and other payables. We extend credit to customers ranging from four to seven months in the normal course of business and our trade receivables are within our credit control. We will pay more effort to speed up collection process in the next quarter, however.

Investing activities

Cash used by investing activities for the nine months ended September 30, 2008 was $1.4 million which was mainly attributable to the acquisition of customer database assets.

Financing activities

There were no cash flow in financing activities for the nine months ended September 30, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended September 30, 2008.

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

Dated: November 14, 2008

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer
(Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ John Bi
Name: John Bi
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)