Form 10-K
period 2008-12-31
Jingwei International LTD
filed 2009-04-07
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number: 001-15046

JINGWEI INTERNATIONAL LIMITED
(Exact name of Registrant as Specified in its Charter)

Nevada	20-1970137
(State or Other Jurisdiction of	(IRS Employer Identification No.)

Incorporation or Organization)

Unit 701-702, Building 14,
Software Park, KejieYuan Second Road
Nanshan District
Shenzhen PRC 518057
(Address of Principal Executive Offices) (Zip Code)

+86 755-83437888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class:  Common Stock, $ 0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2008 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $38.1 million.

As of March 31, 2008, there were 17,049,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PAGE

PART I.	1

ITEM 1. BUSINESS	1

ITEM 1A. RISK FACTORS	14

ITEM 1B. UNRESOLVED STAFF COMMENTS	22

ITEM 2. PROPERTIES.	23

ITEM 3. LEGAL PROCEEDINGS.	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	23

PART II.	23

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	23

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA	25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	25

ITEM 7C. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.	35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	36

ITEM 9A(T). CONTROLS AND PROCEDURES	36

ITEM 9B. OTHER INFORMATION	37

PART III.	23

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	37

ITEM 11. EXECUTIVE COMPENSATION.	39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	42

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	42

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.	45

PART IV	47

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	47

SIGNATURES	48

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

Business Overview

Jingwei International Limited (“we,” “us,” the “Company,” or “Jingwei”) is one of the leading providers of data mining and customer relationship marketing services in the People’s Republic of China (the “PRC” or “China”). With a customer database of about 300 million Chinese consumers, we enable leading multinational and Chinese companies to reach their target audience. Our services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and mobile advertising. We also operate a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers. The software services business strengthens sales opportunities for our high margin data mining platform, and allows us to enhance our customer database. In addition, it allows us to leverage the telecom resources to provide comprehensive marketing and advertising delivery channels to reach the target consumers for our corporate customers. We plan to evolve into an integrated marketing platform with targeted outbound sales campaigns via mobile phone advertising on a consent basis, and a customer service/order fulfillment provider at call centers throughout the country.

We have been investing heavily in research and development in data mining tools to enable the Company to cross reference different sources for its vast data.  We continue to expand our product offerings as well as create innovative data mining software tools to enhance our service offerings to support database marketing for our corporate customers. In addition, we are developing smart interactive mobile advertising platforms for our advertisers to provide measureable results for advertisement.

The primary geographic focus of our operations is in China, where we derive all of our revenues. We conduct our business operations through Jingwei HengTong, a wholly-owned subsidiary company that became the primary beneficiary of Jingwei Communication via various contractual agreements. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd (”New Yulong IT”) and New Yulong Software Technology Development Co. Ltd ( “New Yulong Software”).

We believe our future growth is in the broad adoption of our data mining service across various business segments and leveraging our vast consumer data to provide target marketing for domestic and multinational companies who want to carve out a burgeoning consumer market in China. In order to cement our leadership position in data mining and marketing, we will need to continuously enhance our data mining infrastructure such as hardware and software tools as well as our data center. In addition, we plan to continue to acquire more consumer data from different industries and to constantly refresh and update the consumer data that will help strengthen our data mining business.

How the Company Generates Revenue

We mainly derive our revenues from data mining and software services. Direct marketing sales include mobile advertising, direct mail and telemarketing via call centers. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to fees we share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

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

Our software services include a broad range of telecom billing systems, telecom service provisioning solutions and maintenance decision support and customer relationship management systems. By leveraging our strong relationships with China Mobile, China Unicom and other telecom companies, we have been effective at cross-selling our comprehensive data mining services to our existing customer base and have increased our focus on providing software and data mining services to companies outside of the telecom sector. Our data mining capabilities, which include business efficiency and database marketing and analysis services, are bolstered by our proprietary database which contains detailed biographical, demographic and purchasing data on about 300 million Chinese consumers.

Our software and data mining products and services assist customers in improving operational efficiency and identifying new market opportunities, trends and target audiences. Once identified, we assist in the promotion and marketing of new product and service offerings directly to end-users on behalf of our customers through a combination of Wireless Value Added Services, direct marketing and telemarketing. We have performed data mining services for customers in the automobile, financial services, retail and utility industries, including Amway, ChangAn Auto, China Merchant Bank, Huabei Power, and continue to opportunistically pursue high quality prospects. In addition, we recently introduced a new software platform that management believes will enable us to service the cable television industry. The software was developed with similar functions and features as in the telecom operation support services and business support services. The software platform is for migration to digital television and internet protocol-based TV program delivery. So far, we have implemented this platform in 10 provinces already.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Reseller networks primarily consist of systems integration houses where Jingwei’s software products are sold as part of their systems solution package for their customers. We contract third parties as resellers to sell our software and wireless value added services. For software, we typically provide our resellers with a fixed cost and the resellers would sell the system with their own margins. For wireless value added services, we would pay a percentage from our revenue as commissions. Commissions are typically between 10 to 15%. All other products and services are sold through our direct sales. Data mining services are sold on a project by project basis and, in addition to fees, we derive or share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

In July 2006, Jingwei BVI established a wholly-owned subsidiary in Hong Kong, Jingwei Hong Kong, as well as a wholly-owned subsidiary in the People’s Republic of China, Jingwei HengTong Technology (Shenzhen) Co., Ltd. (“Jingwei HengTong”). We operate our telecom-related businesses in China primarily through Jingwei Communications, which is based in China and wholly-owned by Chinese citizens, including our Chief Executive Officer and Chairman, Mr. Du, who owns 90% of Jingwei Communications. We do not have an equity interest in Jingwei Communications. In order to meet domestic ownership requirements under Chinese law, which restrict foreign companies from operating in certain value-added telecommunications and Internet services sectors, Jingwei Communications is controlled by Jingwei HengTong through a series of exclusive contractual relationships that are typical for international businesses in China. As a result of these arrangements, we have secured significant rights to influence Jingwei Communication’s business operations, policies and management, to approve all matters requiring shareholder approval, and the right to receive all income earned by Jingwei Communications. In addition, to ensure that Jingwei Communications and its shareholders perform certain obligations under these contractual arrangements, the shareholders have pledged to Jingwei HengTong all of their equity interests in Jingwei Communications. Upon the occurrence of certain events, the equity interests will be transferred to Jingwei HengTong, or at such time that current restrictions under PRC law on foreign ownership of Chinese companies providing value-added telecommunications services in China are lifted, Jingwei HengTong may exercise its option to purchase the equity interests in Jingwei Communications. From time to time, Jingwei HengTong enters into contracts with foreign affiliates of our telecom customers to provide services in China.

Industry and Market Overview

China Economic Overview

China’s GDP grew 10.5% in 2006 to $2.6 trillion and continues to rank as the world’s fastest growing economy. The National Bureau of Statistics of China forecasts average annual GDP growth of 8.5% through 2010.

In 2008, all of our revenues were derived from telecom-related customers. According to China’s Ministry of Industry and Information Technology  (‘MIIT”), the number of telephone users increased 6.9 million to 940 million with mobile phone subscribers accounting for 66%. Total telecom revenues increase 21% compared to 2007. Growth in China’s telecom sector is influenced greatly by China’s economic prosperity. The MIIT estimates that the total revenue of the telecom sector will grow to $126 billion.

The Internet in China is mobile-centric and is one of the country’s fastest growing industries. Industry revenues increased from approximately $100 million in 2001 to approximately $2 billion in 2005. Growth is being driven by increased spending power of the large and rapidly growing “digerati”, or those individuals viewed as technologically sophisticated, population.

China has a sizeable digerati population with approximately 500 million wired and wireless Internet subscribers. Digerati describes the knowledgeable group of users of leading edge digital technologies. Currently, wireless subscribers outnumber wired subscribers by a factor of approximately six to one. In 2008, China’s wireless telecom/Internet subscriber base reached an estimated 640 million, a 45% penetration rate

The China Internet Network Information Center estimates that nearly 2/3 of Internet users in China are under the age of 30. The average weekly time spent online has steadily increased from 15.9 hours in 2005 to 19 hours in 2008. The demographic characteristics and increased consumption trends are very attractive to marketers.

China’s Internet market can be grouped into three segments: (i) online advertising; (ii) online games; and (iii) Wireless Value Added Services.

Wireless Value Added Services is one of the fastest growing sectors of China’s Internet industry. The Wireless Value Added Services sector grew from zero to approximately $1.2 billion in the years 2001 to 2006. The Wireless Value Added Services sector is expected to double over the next five years resulting from (i) growth in wireless subscribers, (ii) low wireless penetration rates, (iii) increased spending power, (iv) average revenue per user (“ARPU”) expansion, (v) content proliferation, and (vi) network upgrades. Wireless Value Added Services service providers aggregate and/or develop digital content for wireless operators (e.g., China Mobile and China Unicom). Wireless Value Added Services based on current 2G and 2.5G networks include: short messaging services (SMS); multimedia messaging services (MMS); interactive voice messaging (IVR); games; screen savers; ring tones; color ring back tones (CRBT); wireless application protocol (WAP); and music downloads. The development of 3G networks potentially expand the range of Wireless Value Added Services to include video messaging, wireless video chat, wireless radio and IPTV.

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

Through constant development of innovative content, Wireless Value Added Services service providers have provided wireless operators with a significant, high margin revenue opportunity. Subscriber demand for new innovative content has led to strong wireless subscriber and ARPU growth. In addition, as competition increases between the incumbent wireless operators, they will need strong relationships with Wireless Value Added Services service providers to enhance the subscriber experience and stickiness.

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

Many companies already collect and refine massive quantities of data. Data mining techniques can be implemented rapidly on existing software and hardware platforms to enhance the value of existing information resources and can be integrated with new products and systems as they are brought on-line. When implemented on high performance client/server or parallel processing computers, data mining tools can analyze massive databases to deliver answers to questions such as, "Which clients are most likely to respond to my next promotional mailing and why?"

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

All telecom and cable operators require operation support services (OSS) to provide services to their customers. Once OSS are installed, business support services (BSS) are required to maintain and manage customers. Whenever Jingwei sells its proprietary OSS, BSS is also generally sold along with it, although each can be purchased on a stand-alone basis to supplement another provider. For most of the customers for whom Jingwei maintains third party OSS, BSS was sold as a replacement for the third party’s BSS. Going forward, Jingwei expects to focus its software in billing and CRM for 3g related services. Telecom operators typically already receive Operating Support Services (OSS) since this system is the base for them to offer their services. Once OSS is installed, it is almost impossible for the operators to replace those services with a different system due to service disruption risk. Hence, we only sell OSS to telecom operators for new service offerings that require a new OSS.

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

Many cable operators are starting to convert their cable system to digital. They all immediately require a new OSS to get their digital service started and then typically install BSS later when they see fit. Therefore, cable operators require more OSS than BSS during this conversion period. Being the leading provider of IPTV and Digital TV system, Jingwei has implemented OSS and billing software in 10 provinces so far.

Operation Support Services (OSS)

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

Our proprietary database contains the name, age, gender, identification number, income level, address, work status and type, mobile phone usage and pattern, telecom service subscriptions and purchasing history information of over 300 million Chinese consumers. This database is a key component of our business strategy in the telecom industry and our recent expansion into additional areas such as the automobile, cable, financial services, retail and utility industries. The initial data was collected from our predecessor company’s 70 million paging subscribers. We received additional consumer profiles through strategic partners, such as China Photar Electronics Group Limited (“Photar”), a manufacturer of consumer electronics and office automation products. We continue to update and refresh our database via our normal marketing activities as well as web searching technology with the cooperation of TsingHua University.

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

We outsource telemarketing services to a 2,500 seat call center, which is also tasked with updating the database. Direct marketing is conducted through targeted mailings and focus groups and marketing through Wireless Value Added Services is primarily conducted through short messaging service (SMS), WAP, MMS and mobile internet.

Within our data mining services segment, we also offer telecom providers a vast range of Wireless Value Added Services. Unlike our competitors who use telecom providers’ networks simply as a distribution channel or a virtual WVAS operator, we create and manage Wireless Value Added Services for telecom providers to offer to their customers under their own brands. We would typically charge telecom providers a one time fee for each data mining task based on estimated costs plus profits. For data marketing, we would charge the telecom provider on a per target customer basis for promoting the products and services to the prospective customer and also receive a fee for each prospective customer who buys a product or service. For example with respect to a ring tone or music download subscription, we would charge the telecom provider a marketing fee on a per prospect basis, and when the prospective customer becomes a subscriber, we would receive a commission for each download. In addition, we may enter into revenue sharing arrangements with the telecom provider which would typically be on a one to three year term with automatic renewal annually. In most of the arrangements, we provide the hardware and software systems for an application such as magic call or missed call. Once a user is converted to become a service subscriber, we would receive a one-time success fee that ranges from 10 to 15 RMB per user plus a percentage of recurring monthly revenues of approximately 10 to 15% of the total monthly fees.

Our Wireless Value Added Services offerings include:

Business Strategies for Future Growth

We currently have a number of initiatives in place to drive future growth.

•
Leveraging Assets into New Markets. We believe that a key driver of our future growth will be the broad adoption of our data mining services outside of telecom sector. An increasing number of Chinese businesses are turning to data mining services in an effort to gain competitive advantages and increase revenues, profitability and overall efficiency. Through the effective utilization of our consumer database, we believe we are in a position to capitalize on this trend based upon the data mining expertise we have gained from serving the telecom sector. We have added customers in the automobile, financial services, retail and utility industries and continue to opportunistically pursue high quality prospects. For example, we have provided data mining services to ChangAn Auto, China Merchant Bank and Huabei Power as well as Citibank and McDonald’s As part of this strategy, we have expanded our data mining services to large, multinational corporations which have a presence in China to help them better reach their intended audiences by streamlining their marketing and promotional efforts. We will continue to refresh and update our database with our call centers, work with other marketing companies to augment the data fields, and through web harverting technology developed from the joint venture with Tsinghua University    through the purchase of additional consumer profile databases from telemarketers and through information from maintaining warranty cards for electronic manufacturers such as Photar and Sagem International. We will also enhance our data mining infrastructure by, for example, building a new data center and increasing data storage capacity to better serve our current and prospective customers.

•
Seize 3G Growth Opportunity. With the anticipated granting of 3G license in China in 2009, telecom operators plan to spend over tens of billions of dollar in the next few years on hardware and software services. Jingwei is in a position to take advantage of this new growth point for the telecom industry and ready to provide the operators software services that include billing systems for value added services in 3G. In addition, Jingwei expects to be able to provide data base marketing services to perform new user acquisition for the 3G. With a 3G network in place, there will be more applications and value added services provided on mobile phones, which should serve as a growth opportunity for Jingwei to help market these services for the operators and share in the revenues.

•
Introduce New Products and Services. We are committed to researching, designing and developing products and services that will continue to meet the demands of our customers. We employ 87 research and development professionals that are tasked with developing new software and services to meet changing market demands. Historically, we have introduced between two and three new products and services per year. The amounts we have spent on research and development are $171,459 in 2006, $907,281 in 2007 and 1,184,661 in 2008. In 2009, we plan to spend more in research and development.

Near Term Growth Initiatives

•
Expanding billing and CRM software services for 3G and IPTV : We experienced success in providing billing software systems and CRM for 3G related value added services and will expand to secure contracts in un-served provinces. IPTV Operating Software continued to be our main software products for the cable operators. By working with our hardware partner Huawei, are able to reach additional cities for digital cable deployment.

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

•
Marketing a New Missed Call Notification System to Fixed-line Telecom Providers. We recently introduced a missed call notification system for fixed-line telecom providers. The system is designed to notify a caller when a line with a busy signal becomes available. The system will help increase revenues for fixed-line telecom providers as more calls are expected to be connected. We have deployed the system on a trial basis to a telecom provider in the Henan province. We anticipate that revenues will be generated through revenue sharing agreements with telecom providers. Our missed call notification system is similar to *66 in the United States.

Competition

The software and data mining services markets in China are highly competitive. Although we do not currently compete against any one entity with respect to all aspects of our businesses, we do compete with various companies with respect to specific elements of our business. Many of our competitors are large companies with substantially greater resources. In the software services market, we compete with AsiaInfo Holdings, Inc., Lian Chuang, Neusoft and Digital China. In data mining services market, we compete primarily with Roadway, Sinobase and NCR Corp.

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

Customers and Markets

Our software service platforms are currently deployed with leading Chinese telecom carriers, including China Broadcast, China Mobile, China Telecom and China Unicom. Each of our telecom customers has established provincial affiliates, which have independent purchasing authority for software platforms and Wireless Value Added Services for their regional networks. We have been successful in negotiating exclusive software licensing arrangements with eight provincial affiliates of China Mobile and three provincial affiliates of China Unicom, which are computer software platforms not originally provided by Jingwei but which Jingwei currently maintains, for affiliates of China Mobile in five other provinces and for affiliates of China Unicom in three other provinces as they seek a better quality of service and a unified platform.

We are focusing on expanding our geographic footprint and continuing to diversify our customer base, in addition to introducing new products and services. However, telecom customers still accounted for majority of revenues in 2008.

2008 Percentage of Total Revenue by Major Customer
($ in millions)

	Revenue Total	Percentage of Total Revenue
Century International Industrial Limited	$1.92	7%
Huawei Technologies Co., Ltd.	1.79	6%
South Telecommunication (HongKong) Limited	1.74	6%
Beijing Puhui Telecommunication Service Limited	1.52	5%
Shenzhen Jiete Telecommunication media Holdings Limited	1.51	5%

	$8.48	31%

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

Employees

As of March 31, 2009 Jingwei had 221 employees, including 22 in management, 107 in research and development, 70 in sales and marketing and 22 in administrative/sales support. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good.

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

ITEM 1A.	RISK FACTORS.

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

Risks Related to Our Business

Since the fourth quarter of 2008, the global financial crisis has adversely affected our business, including a heavy decline in customer’ demand for our services and products, sharp decreases in the prices we charge and a decrease in the export of our products.  If the economy does not recover, we will continue to face such declines.

Since the fourth quarter of 2008, our business has been significantly affected by the global financial crisis. The PRC domestic market has shown a steep drop in demand for our products and our international markets have suffered as well. In addition, as a result of the significant decrease in the price of our services and products, our results of operation encountered a significant decline beginning in the fourth quarter of 2008. We have taken and will continuously take actions, such as reducing costs and decreasing expenses in order to strengthen our profitability and lessen the adverse effect on our business caused by the financial crisis. However, if the economy does not recover, our results of operations and business prospects are likely to reflect the material adverse effects of the global financial crisis.

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

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile and China Unicom which are our only major customers who have been customers for over two years. We operate under exclusive software licensing and revenue sharing arrangements with China Mobile and China Unicom. Currently, China Mobile and China Unicom are the only mobile telecommunications service providers in China that have platforms for Wireless Value Added Services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. Each of China Mobile and China Unicom retain the ability to renegotiate the terms of the agreement with the Company, either pursuant to the ability to terminate the existing agreement in favor of a new agreement or by means of the amendment provisions of such agreements. Such opportunities for expansion of services provided to such customers are not specifically contemplated by the terms of the current software license agreements. If neither of them is willing to continue to cooperate and negotiate with us upon expiration, we may not be able to conduct our existing Wireless Value Added Services business. In 2008, approximately 31% of our revenues were derived from five customers. The loss, cancellation, deferral or renegotiation of any large agreements with telecommunications operators or other major customers could have a material adverse effect on our profitability.

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

Regis Kwong, Chief Executive Officer, George Du, President, General Manager and Chairman, and Yijia Bi (John), Chief Financial Officer are essential to our ability to continue to grow our business. Mr. Kwong and Du and Mr. Bi have established relationships within the industries in which we operate. If either of them were to leave the Company, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to the U.S. dollar had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005 and has continued to appreciate measurably since that time. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

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

Since we are deemed to be foreign persons or foreign-funded enterprises under PRC laws and cannot directly invest in companies operating in the telecommunications industry, we operate our businesses in China through Jingwei Communications, an operating company that is owned by PRC citizens and not by us. We control Jingwei Communications through a series of contractual arrangements. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. In the opinion of Guang Dong Jindi Law Office, our PRC legal counsel, our current ownership structure and the contractual arrangements comply with all existing applicable PRC laws, rules and regulations. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly-owned subsidiaries or Jingwei Communications, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

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

We entered into a Registration Rights Agreement at the time of closing of the Offering. Under the Registration Rights Agreement, we were obligated to file a registration statement providing for the resale of all or a portion of the shares included in the Units and all, or a portion of the Shares underlying the Warrants included in the Units within 60 calendar days after the closing of the Offering and to use our best efforts to have it declared effective within 120 calendar days (or 180 calendar days in the event our registration is the subject of review and comment by the SEC, which it has been) of the closing of the Offering. As we have not met these timelines, we may be required to pay liquidated damages in the amount of 1% of the purchase price of the securities being registered, per month, subject to a maximum limit of 10%. Any of the investors entitled to registration rights under the Registration Rights Agreement, as counterparties thereto, could seek to enforce such rights against us, which could require the payment of liquidated damages totaling $340,000, assuming all such investors elected to enforce such rights. We would calculate the exact amount owed any investor upon receiving a claim relating thereto.

We are controlled by a small number of existing shareholders, who may make decisions with which you may disagree

Our directors, officers and principal shareholders currently beneficially own approximately 49.5% of our outstanding shares in the aggregate.  The interests of these shareholders may differ from your interests.  These shareholders, acting together, could exercise significant influence over our operations and business strategy and will have sufficient voting power to influence all matters requiring approval by our shareholders, including the ability to elect or remove directors to approve or reject mergers or other business combination transactions, the raising of future capital and the amendment of our articles of association, which govern the rights attached to our common stock.  In addition, this concentration of ownership may delay, prevent or deter a change in control, or deprive you of a possible premium for your common stock as part of a sale of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our headquarters is located at Unit 701-702, Building 14, Software Park, Keji Yuan Second Road, Nanshan District, Shenzhen, PRC 518057. We have 19 branch offices strategically-located throughout China, affording our customers local expertise and management. Our facilities are used for sales and marketing, research and development and administrative functions. All of the facilities are leased. We believe our facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol “JNGW”. The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Year Ending December 31, 2008	High	Low

First Quarter	$7.30	$4.50
Second Quarter	5.40	3.05
Third Quarter	4.40	2.75
Fourth Quarter	2.75	0.32

Year Ending December 31, 2007	High	Low

First Quarter	n/a	n/a
Second Quarter	$8.06	7.00
Third Quarter	7.05	5.00
Fourth Quarter	9.00	6.25

Holders

As of December 31, 2008, there were approximately 349 stockholders of record of our common stock, par value $0.001 per share.

Dividends

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business. The payment of any dividends in the future will be at the sole discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—	—	—	100,000
November 1-30, 2008	136,000	$0.45	100,000	—
December 1-31, 2008	—	—	—	—
Total	136,000	$0.45	100,000	—

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company’s equity compensation plans, including individual compensation arrangements, in effect as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted - average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans not approved by security holders	1,642,850	$5.68	0
Total	1,642,850	$5.68	0

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

 The following table summarizes our consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth elsewhere in this annual report.

	Jingwei
	International
	For the year ended
	December 31,
	2008	2007
Dollars in thousands	(Audited)	(Audited)
Software Services	$9,345	$6,389
Data Mining	18,537	7,603
Consumer Electronics Sales	-	10,440
Total Revenues	$27,882	$24,432
% Growth	14%	77%
Gross Profit	$13,892	$11,011
% Margin	50%	45%
Income from operations	$8,785	$8,301
% Margin	32%	34%
Net Income	$9,028	$7,661
% Margin	32%	31%
Cash and Cash Equivalents	$5,472	$10,760
Net Working Capital	$26,854	$23,896
Total Assets	$46,673	$37,603
Stockholders' Equity	$34,672	$23,963
Capital Expenditures	$2,539	$10,413

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The primary geographic focus of our operations is in China, where we derive all of our revenues. We conduct our business operations through Jingwei HengTong, a wholly-owned subsidiary company that became the primary beneficiary of Jingwei Communication via various contractual agreements.  Both companies are registered in China.

We believe our future growth is in the broad adoption of our data mining service across various business segments and to leverage our vast consumer data to provide target marketing for domestic and multinational companies who want to carve out a burgeoning consumer market in China. In order to cement our leadership position in data mining and marketing, we will need to enhance our data mining infrastructure such as hardware and software tools as well as our data center. In addition, we will continue to acquire more consumer data from different industries and to constantly refresh and update the data that will help strengthen our data mining business.

HOW THE COMPANY GENERATES REVENUE

In 2008, we derived most of our revenues from software and data mining services. Beginning in the second half of 2007, we started providing targeted consumer marketing based on the information contained in our proprietary consumer database.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to fees, we share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

We operate under exclusive software licensing and revenue sharing agreements with China Mobile in eight provinces and China Unicom in three provinces, and have software installations with several additional telecom companies, including China Broadcast, China Netcom, China Rail Com and China Telecom.  In addition, we recently began managing third-party software platforms for affiliates of China Mobile in five other provinces and for affiliates of China Unicom in three other provinces.

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

Development in 2008

2008 has been a strategic year for Jingwei to lay the foundation for its future business growth. Although the year has been filled with challenges, we were able to make significant expansion in our data mining business as well as software services for 3G services. Below are the highlights for Jingwei in 2008:

Continued to grow our business for the year despite economic down turn,

Invested and expanded R&D to develop billing and CRM software for upcoming 3G network,

Completed our data center infrastructure to house our database with redundant backup system,

Expanded our database marketing services to financial, real estate, auto, and retail sectors,

Established co-marketing cooperation with Chinapost,

Created joint venture with Tsinghua University to successfully implement web harvesting technology to automatically update and refresh our data base, and

Terminated the acquisition in Redflag, a digital media company, to focus the company’s resources on the data mining and software core businesses.

Going forward, we believe there are primarily two divers behind our business growth: internal consumption and telecom consolidation.

Although we experienced lower than expected growth in our data mining business in the fourth quarter of 2008, we believe that in 2009 there will be increased demands for data base marketing services from companies who are targeting domestic consumers to sell their products. We sensed then that with China’s economic focus shifting to internal consumption to drive economic growth, demands for Jingwei’s integrated marketing services would increase, as companies are eager to pursue their share of consumer spending increases.

To position the company to meet this demand, we have implemented the followings:

Increased cooperation with 4A advertising companies and other multinational marketing companies. By leveraging these companies’ vast client base, we are able to penetrate the large corporate accounts by providing data mining and marketing execution.

We continued to enhance our database by increasing the accuracy and freshness of the information.

We have expanded our database to 300 million in 2008 by data record augmentation with other marketing companies, web harvesting, and normal marketing activities

Backed with the competitive differentiation factors from our data base and data mining capability, we have started offering comprehensive and integrated service and marketing services to provide an array of marketing solutions including the development of creative marketing campaigns and the delivery of the marketing messages. This approach has enhanced our brand, which in turn help us win new accounts. For instance, recently we were hired to develop the marketing campaign for one of China’s largest real estate developers to market their new project partly as a result of our ability to select the right profiles of the potentials buyers for the projects coupled with our integrated marketing execution using direct mail and mobile interactive marketing.

Another driver for our business is from telecom consolidation. As the industry is nearing the end of restructuring, the three remaining operators are ready to start implementing 3G networks. Although 3G license was not issued until end of January in 2009 and resulted in delayed orders of software and data mining services from the three operators, we anticipate there will be increased activities in data mining and software services from this sector in second quarter of 2009 as operators started to roll out 3G network

As competition grows after restructuring and implementation of 3G, the operators are keen to find ways to increase their revenues by gaining incremental revenue from each subscriber and to acquire new subscribers. We have helped China Unicom to increase their operation efficiency and understand their subscriber spending patterns through data mining tools. We also helped them in pursue increased sales for value added services using our integrated marketing services. As the weakest mobile operator, China Telecom has already looking to Jingwei to provide target marketing to acquire new subscribers by taking advantage of our database.

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

Bad debts are written off when identified. We extend unsecured credit to customers ranging from four to seven months in the normal course of business. However, the credit term may be negotiated case by case but review and sign-off by executive management is required. We do not accrue interest on trade and other receivables.

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

Stock-Based Compensation

Common stock, stock options and common stock warrants issued to employees, directors and non-employees are recorded on the basis of their fair value, as required by SFAS No. 123(R). For stock options and common stock warrants issued to non-employees, they are measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We use the Black-Scholes option pricing model to determine the fair value of share options. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected employee share option exercise behaviors, risk-free interest rate and expected dividends.

See Note 2 Stock-based Compensation under Notes to Consolidated Financial Statements for information regarding the SFAS 123R disclosures.

Recent Accounting Pronouncements

FIN 48 – Uncertain Tax Positions

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

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

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

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company does not currently have convertible debt therefore, this guidance is not expected to have an impact on the Company’s financial statements.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

RESULTS OF OPERATIONS

Net revenues

Our total net revenue increased 14% year over year to $27.9 million in 2008.

	Years Ended December 31
					% of Change
					YOY
	2008		2007		08&07
	(In thounsands, except percentage)
Net revenues
Data mining	$18,537	66%	$7,603	31%	144%
Software	9,345	34%	6,389	26%	46%
Consumer Electronics Sales	-	-	10,440	43%	-
Total net Revenues	$27,882	100%	$24,432	100%	14%

Data mining. The Data Mining sector experienced a 143% increase in revenue year over year, accounting for 66% of total revenue in 2008. The significant growth in the Data Mining sector was the primary contributor to Jingwei’s overall performance in 2008 and offset the seasonal fluctuations in the Consumer Electronic Sales sector. Continuously strong demand in telecom carriers such as China Mobile and China Telecom, along with newly-promoted data-base marketing projects in the retail industry, supported the significant growth of Jingwei’s data mining business in 2008. Because of the global economic downturn, we foresee that in 2009 growth in the retail industry may decrease significantly. However, the expected deployment of 3G infrastructure in China nationwide is expected to result in increased demand for data mining services.

Software Services.  The software business maintained stable growth in 2008, and accounted for $9.4 million in revenue and 34% of our total revenue of 2008. We believe that the upgrade in telecom carriers billing and operational analysis systems should result in strong growth in the Software Services sector in 2009.

Gross profit margin

Our overall gross profit margin was 50%, up 5% compared with 2007. The increase is derived from re-allocation of company resources to the highest margin sectors. Our low margin Consumer Electronic Sales business was eliminated in the first quarter of 2008 since it generates low gross margin but consumes a significant part of our resources.

	Years Ended December 31
	2008	2007
Gross profit margins:
Data Mining	47%	72%
Software Services	56%	72%
Consumer Electronic Sales	n/a	9%
Overall	50%	45%

Data mining. The gross margin of data mining decreased by 25% reaching 47% in 2008, while revenue is increased 144% year over year. While the decrease in margin resulted from the change in product mix, we believe that the overall significant increase in revenues more than compensated for this.

Software Services.  The gross margin of software services decreased by 16% reaching 56% with stable growth in revenue of 46% year over year. The recurring revenue generated by software services business moderate the premium, which in turn brings us stable and predictable gross margin of approximately 50%.

Operating Expenses

Our total operating expenses increased 88% year over year to $5.1 million in 2008 accounting for 18% of net revenue.

	Years Ended December 31
	2008		2007
	(In thousands, except percentage)
Operating Expenses
Selling, general and administrative	3,922	14%	1,803	7%
Research and development	1,185	4%	907	4%
Total	5,107	18%	2,710	11%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, travel and transportation expenses, and office expenses. Salary and benefits increased by 142% year over year, reaching $1.1 million and accounting for 29% of total SG&A in 2008. During the year ended December 31, 2008, auditing related expenses was $199,000, accounting for 6% of total SG&A; travel expenses was $212,000, accounting for 5% of total SG&A; and Depreciation is $211 thousand, accounting for 5% of total SG&A. Increased salaries and benefits mainly come from senior managers recruited, who are serving in R&D department, Marketing department, and sales department. They not only bring the company additional assets in strengthening R&D capability but also extend clients bases, along with build up process driven corporate culture. As growth of the company, auditing fee is increased accordingly to provide shareholders and investors transparent and reliable financial results. Our database marketing business have penetrated into retailing industry, auto industry, financial service industry, which have extended traditional geographic territory to national wide coverage. Traveling expenses is increased in response to new projects winning and marketing developing.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. Incremental amount of $278,000 has been spent on R&D, reflecting a 31% increased year over year and accounting for 4% of total revenue of 2008. Salary and benefits, outsourced projects and joint lab cooperation costs accounted for 67% of total R&D costs. On February 29, 2008, one of the Company’s VIE, New Yulong IT engaged Tsinghua University to provide research and development service for total consideration of RMB 7.0M ($1,021,272). As of December 31, 2008, RMB 500,000 ($72,948) has been paid.

Provision for income taxes

Based on our current operating structure and preferential tax treatments available to us in China, the effective income tax rate for our operations in China was 10% in 2008. If tax benefits currently available to us in China were no longer available, our effective income tax rates for our operations could increase in 2009 and thereafter. See Note 6-“Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31, 2008
	2008	2007
	(In thousands)
Cash and cash equivalents	$5,472	$10,760
Working capital	26,854	23,896
Shareholder’s equity	$34,672	$23,963

We have funded our operations and capital expenditures primarily using the net proceeds of $15,071,030 raised through the private placement in May 2007 as well as cash generated from operations. The net proceeds from the private placement were used for the purchase of customer data, database storage equipment and increase of working capital. Prior to the private placement, the company has financed its operations primarily through internally generated funds.

As of December 31, 2008, we had $5.5 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

The following tables set forth the movement of our cash and cash equivalents for the year ended December 31, 2008.

(In thousands)	The Year Ended December 31, 2008
Net cash flows used in operating activities	$(1,472)
Net cash flows used in investing activities	(4,272)
Net cash flows provided by financing activities	4
Effect of exchange rate changes on cash and cash equivalents	453
Net increase in cash and cash equivalents	(5,288)
Cash and cash equivalents - beginning of year	10,760
Cash and cash equivalents - end of year	$5,472

Operating activities

Net cash used by operating activities for the year ended December 31, 2008 was $1.5 million. This was primarily attributable to the net income of $9.0 million, reduced by non-cash related expenses mainly including depreciation and amortization of intangible assets of $1.9 million and a net increase in working capital items of $3.0 million.  The net increase in working capital items was primarily due to increase in receivables accounting for $9.4 million; plus decrease in payables accounting for $2.5 million.

Investing activities

Cash used by investing activities for the year ended December 31, 2008 was $4.3 million. $574 thousand has been used to acquire property and equipment. $2.0 million has been used to acquire database and $1.7 million has been used to acquire 19.8% equity share of Shanghai Jiuhong Investment Development Company.

Financing activities

Cash provided by financing activities for the year ended December 31, 2008 was $4.0 million, which was related to a loan from a shareholder.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7C. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Exchange Exposure

Translations

Our reporting currency is USD. The functional currency of our operating subsidiaries in the PRC is RMB and our operating subsidiaries also maintain their books and records in RMB. Accordingly, we are exposed to foreign currency translation effects as described in our consolidated financial statements.

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

Currently, we do not have a formal foreign currency hedging policy as our foreign exchange gains and losses in 2007 and 2008 were insignificant. Our management believes that it is more efficient for us to assess the hedging need of each transaction on a case-by-case basis. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should such need arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.
1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets as of December 31, 2008 and 2007.
3.	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.
4.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008 and 2007.
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.
6.	Notes to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of December 31, 2008:

1.
Insufficient complement of accounting personnel with the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States commensurate with financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9E. OTHER INFORMATION

None.

PART III.

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:
Name	Age	Position
George (Jianguo) Du	44	President, General Manager and Director
Regis Kwong	45	Chief Executive Officer
		Director
Yijia Bi (John)	37	Chief Financial Officer
Dr. Li Wei (David Lee)	32	Chief Technology Officer
		Director
Zhisheng Wang	44	Executive General Manager; VP of Sales & Marketing
		Director
Corla Chen	38	Director
Jason Chen	43	Director
Liu Wen Huang	60	Director
Lily Sun	30	Director

George (Jianguo) Du, President, General Manager and Director

Mr. Du was appointed President, General Manager and Chairman of the Board of Directors in connection with the Share Exchange. Prior to the Share Exchange, Mr. Du served in the same position, and as Chairman of the Board of Directors, at Jingwei BVI from its inception in 2001. Mr. Du began his career as an engineer at the Shanghai 710 Research Institute (the “Institute”) in 1987 and later became the youngest Deputy Director of the Institute and General Manager of one of its subsidiaries in 1991. In 1993, Mr. Du founded Shenzhen Yulong Communications with fellow researcher, Mr. Guo Deying, to provide mobile paging software systems in China. In 1999, Shenzhen Yulong Communications split into two entities: Jingwei and China Wireless Technologies Limited. In December 2004, China Wireless Technologies Limited was listed on the Hong Kong Stock Exchange (ticker: 2369), and subsequently, Mr. Du became the Chairman of Jingwei. Mr. Du received his B.S. in Precision Instruments from Shanghai Jiaotong University in 1987 and an M.B.A. from Duke University in 2004.

Regis Kwong, Chief Executive Officer and Director

Mr. Kwong was appointed as Chief Executive Officer and was appointed as a Director in May 2007 in connection with the Share Exchange. Prior to the Share Exchange, Mr. Kwong served in the same position, and as a Director, at Jingwei BVI since 2005. Mr. Kwong has over 20 years experience with leading global telecom services providers. From 1990 to 1995, Mr. Kwong was Regional Sales Manager at GTE (now Verizon). From 1995 to 1997, Mr. Kwong worked for GTE China as its Head of Operations. From 1997 to 1999, Mr. Kwong served as Vice President and General Manager for GTS China, a telecom operator in the United States and Europe. After GTS, Mr. Kwong founded Terremark Asia, a subsidiary of Terremark Worldwide (AMEX: TWW), to provide Internet messaging and Internet exchange services in China. From 2002 to 2005, Mr. Kwong was the Managing Director for China Consolidated Investments Limited. Mr. Kwong received his B.S. and Masters Degree in Computer Engineering from California Polytechnic University in 1985 and 1987, respectively, and an M.B.A. from Rutgers University in 1999.

Yijia Bi (John), Chief Financial Officer

Mr. Bi was appointed as Chief Financial Officer in May 2008. Prior to the appointment. Mr. Bi was served as Director of Finance and Controlling for Timken (China) Investment Co. Ltd., a subsidiary of Timken Co. (NYSE:TKR) in 2006, where he oversaw accounting, finance and IT operations and developed its budgeting process. Prior to Timken, he was Group Corporate Financial Controller for DIC (China) Co. Ltd., a subsidiary of DIC Corporation (Dainippon Ink and Chemicals, Incorporated) listed in Tokyo Stock Exchange ticker 4631, from 2004 to 2006, where he directed finance and accounting operations, KPI embedded performance review, budgeting and forecasting, transfer pricing, and working capital management. From 2002 to 2004, he worked with Datec Professional Services LLC as Financial Controller. In this role, he headed the firm’s financial planning and led a team in Beijing to develop its China operations by establishing offshore engineering capacity. Mr. Bi holds an MBA degree in MIS and Finance from the Sprott School of Business at Carleton University in Ottawa and holds a Bachelor of Economics in Financial Accounting from Renming University in China.

Dr. Li Wei (David Lee), Chief Technology Officer and Director

Dr. Li was appointed as Chief Technology Officer and was appointed as a Director in connection with the Share Exchange. Prior to the Share Exchange, Dr. Li served in the same position, and as a Director, at Jingwei BVI since March 2005, Dr. Li was Deputy General Manager at Yijin Technology Company (“Yijin”) from October 2003 to March 2005. Prior to Yijin, Dr. Li was the Chief Technology Officer at Crystaltrace Gever Technology Company from November 2002 to October 2003. From 1998 to 2002, Dr. Li was the Deputy General Manager and Head of Research and Development at Yestock Technology Co. Ltd., a wireless and global positioning system (GPS) solutions provider in China. Dr. Li holds a PhD in Business Administration and a Masters Degree in Software Engineering from University of Wuhan in 2007 and 2004, respectively, and received his B.S. in Computer Science and Application from Central South University of Technology in 1998.

Zhisheng Wang, Executive General Manager and VP of Sales and Marketing

Mr. Whang was appointed as Executive General Manager and VP of Sales and Marketing in connection with the Share Exchange. Prior to the Share Exchange, Mr. Whang served in the same position at Jingwei since 2004, Mr. Wang was the Deputy General Manager at China Telecom in the Henan province from May 2002 to August 2004. Mr. Wang has over 20 years of senior engineering and management experience with China Post and Telecom. Mr. Wang received his Masters Degree in Computer Science and Technology from Information Engineering University in 2004, and his B.S. in Telephone Communications from Henan Posts and Telecommunications School in 1981.

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

Liu Wen Huang, Director

Professor Wenhuang Liu is a professor in the Department of Automation and an Associate Director of the National CIMS Engineering Research Center. He is also the dean of the Graduate School at Tsinghua University in Shenzhen. Professor Liu was a visiting scholar at the University of Colorado at Boulder from 1986 to 1988. After returning to China, he has been working in applied research areas covering CRM, electronic commerce, web data mining, decision support, Computer Control system and Computer Integrated Manufacturing Systems. Professor Liu is an authoritative researcher in data mining and has published numerous papers focusing in the area of application of data mining in banking, customer services, demographics, web searching, and retail industry.  Professor Liu graduated from the Department of Electrical Engineering of Tsinghua University in 1970.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our board of directors and our CEO, CFO and head of Human Resources are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. The Board of Directors has determined that all of the members of our Compensation Committee, Corla Chen, Lily Sun and Jason Chen, are independent directors.

Compensation Objectives

Our primary goal with respect to executive compensation has been to set compensation at levels that attract and retain the most talented and dedicated executives possible.  Individual executive compensation is set at levels  believed to be comparable with executives in other companies of similar size and stage of development operating in China. We also link long-term stock-based incentives to the achievement of specified performance objectives and to align executives’ incentives with stockholder value creation.

The Committee has implemented and maintained compensation policies that tie a portion of executives’ overall compensation to our financial and operational performance, as measured by revenues and net income, and to accomplishing strategic goals such as merger and acquisitions, and fund raising.  In addition, as a policy for determining compensation, our Compensation Committee has determined that an executive officer who is a Chinese national will be entitled to a locally competitive package and an executive officer who is an expatriate from Hong Kong will be paid a salary commensurate with those paid to Hong Kong executives working in Hong Kong.

Elements of Compensation

Base Salary. All full time executives are paid a base salary.  In all cases, the Committee establishes a minimum base salary for our executive officers. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Compensation Committee has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion.  The Committee does not have a determined formula for determining the number of options available to be granted.  Incentive compensation is intended to compensate officers for accomplishing strategic goals such as mergers and acquisitions and fund raising. The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically and determine the amount of incentive compensation towards the end of the fiscal year.  Our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

Chinese Government Imposed Compensation. As a result of mandatory government employment standards, our executives are also entitled to certain annual statutory benefits, including fully subsidized, Company-paid health insurance, seven days of paid vacation and unlimited paid sick leave.

Determination of Compensation

Our CEO, CFO and head of Human Resources meet frequently during the last several weeks of our fiscal year to evaluate each non-executive employee’s performance and determine his or her compensation for the following year.  In the case of our executive officers, the Compensation Committee similarly evaluates the executive’s performance and the objectives set forth above at or about the end of our fiscal year to determine executive compensation.  The Compensation Committee will also determine whether an executive officer is eligible for incentive compensation and if it is deemed in the best interests of the Company, the Committee may recommend that a certain number of stock options be granted to the executive officer as compensation for certain qualitative success during the fiscal year.

The following table sets forth the cash and other compensation paid by us in 2008 to all individuals who served as our chief executive officer and chief financial officer, who we collectively refer to as the named executive officers (“NEOs”).  No other executives received total compensation greater than $100,000 in 2008.

Summary Compensation Table

Summary Compensation of Named Executive Officers(1)
Name and Principal Position	Fiscal Year	Options	Salary ($)	Bonus	All Other Awards	Total ($)
George (Jianguo) Du	2008	—	145,000	—	—	145,000
President, General Manager and Chairman	2007	—	145,000	—	—	145,000
	2006	—	60,000	—	—	60,000

Regis Kwong(1)	2008	—	19,774	—	—	—
Chief Executive Officer	2007	—	—	—	—	—
	2006	—	—	—	—	—
		—
Yijia Bi (John) (2)	2008	191,400	60,662	—	—	252,062
Chief Financial Officer	2007	—	—	—	—	—

(1)	Mr. Kwong did not receive compensation in 2007.

(2)	Yijia Bi (John) was appointed as CFO in middle of May 2007.

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

Outstanding Equity Awards At Fiscal Year-end

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Yijia Bi (John)	50,000		$4.90	June 9, 2018
		100,000	$1.00	December 25, 2018

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2009, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 31, 2009, there were 17,049,000 shares of Common Stock outstanding.
Name	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares
George (Jianguo) Du	8,396,110	49.2%
Regis Kwong	1,000	*
Yijia Bi (John)	150,000	*
Dr. Li Wei (David Lee)	—	—
Zhisheng Wang	—	—
Corla Chen	—	—
Jason Chen	—	—
Lou Guo Qing	—	—
Lily Sun	—	—
All Directors, Executive Officers and Director Nominees, as a group	8,547,110	50.0%

*Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time, our Chairman, Mr. George Du has financed our operations personally. We currently have a loan payable to Mr. Du. As of December 31, 2008, the loan balance was $559,286 which amount includes a loan of $233,433 (RMB 1,600,000) to Shenzhen New Yulong Information Technology Co., Ltd., a wholly-owned subsidiary of Jingwei Communications, for working capital purposes. This loan bears interest at a rate of 6.75% per annum and is payable on demand by Mr. Du. Interest accrued as at December 31, 2008 was $44,316. The remainder of the balance is interest free and payable on demand by Mr. Du.

Due to PRC regulations that restrict PRC entities engaged in value-added telecommunications and Internet services from performing services for entities located outside of the PRC, we have contractual arrangements with HuashiDai Information Technology Limited, a Hong Kong company in which Mr. Du is the majority shareholder, to perform these services. HuashiDai receives no consideration or other benefits for performing these services, and we receive payment for the work performed. In 2006, Huashidai Information Technology Limited signed two contracts in the amount of $699,250 and $760,279 respectively with Fujian Unicom for the benefit of Jingwei which resulted in revenue of $1,459,529 in 2006. In first half year of 2007, Huashidai Information Technology Limited has signed contracts for the benefit of Jingwei with Hong Kong Qi Feng company for the amount of $5,097,395, which resulted in revenue of $5,097,395 in the first six months of 2007. If these services were provided by us to an unrelated entity in an arm’s length transaction, the estimated fair value for these services would be equal to the amount we receive from HuashiDai’s customer, as there is no financial benefit created for Mr. Du’s company in this regard.

On May 16, 2007, Neoview entered into a Share Exchange Agreement (the “Exchange Agreement”) with Jingwei BVI, the shareholders of Jingwei BVI and Synergy Business Consulting, LLC, a principal shareholder of Neoview. Pursuant to the terms of the Exchange Agreement, the shareholders of Jingwei BVI transferred all of the share of Jingwei BVI in exchange for the issuance of 11,554,000 shares of Neoview’s common stock (“the Share Exchange”). At the time of entering into the Exchange Agreement, Jingwei BVI was the ultimate beneficiary of the control arrangements established with respect to Jingwei Communication and its results of operations. As a result of the share exchange, Jingwei BVI became our wholly-owned subsidiary and the shareholders of Jingwei BVI acquired approximately 86.4% of our issued and outstanding stock. Concurrently with the share exchange, we entered into a securities purchase agreement with a number of accredited investors for the sale of an aggregate of 3,395,000 units at $5.00 per unit, consisting of one share of our common stock and 0.30 of a warrant to purchase one share of the common stock at an exercise price of $6.00 per share, for aggregate gross proceeds equal to $16,975,000. Each investor agreed to purchase (i) that number of shares equal to the amount it was willing to invest divided by $5.00 and (ii) a warrant equal to the number of shares purchased pursuant to clause (i) multiplied by 30%. We also entered into an escrow agreement (the “Escrow Agreement”) with CRT Capital Group, LLC, a representative of the investors, Continental Stock Transfer & Trust Company (the “Escrow Agent”) and the following shareholders of Jingwei BVI: Centurion Investments Limited, Sidford International Limited, Charmfield Limited, Guo Qiang, Meng Fu Ying and Sun Yan Yan, in which 2,000,000 of the shares (the “Escrow Shares”) were delivered to the Escrow Agent as security for the achievement of $6,827,000 in net income for the year ended December 31, 2007 (the “Net Income Threshold”). If the Net Income Threshold is achieved, the Escrow Shares would  be released back to such shareholders. If the Net Income Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by a formula included in the Escrow Agreement) would be distributed pro-rata to the investors, based on the actual net income for the year ended December 31, 2007. Because the Net Income Threshold was achieved, the Escrow Shares were released back to such shareholders in April of 2008.

Our only “promoter” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years has been Mr. George Du. As disclosed elsewhere, in connection with the Share Exchange, the shareholders of Jingwei BVI received shares of Neoview’s common stock. Mr. Du, a shareholder of Jingwei BVI received approximately 72% of the outstanding shares of our US predecessor Neoview Holdings and, as the principle shareholder of Jingwei BVI, actively negotiated with the former owners of Neoview Holdings regarding the economics of such transaction.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has selected Morison Cogen LLP as our independent accountants for the fiscal year ending December 31, 2008. Morison Cogen LLP was our independent accounting firm for the fiscal year ended December 31, 2007.

Public Accountants’ fees

For fiscal years ended December 31, 2008 and 2007, fees for services provided by Morison Cogen LLP were as follows:

	2008	2007
Audit Fees	$199,000	$160,000
Audit Related Fees	None	$14,895
Tax Fees	None	None
All other fees	None	None

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

(b)Exhibits
Exhibit Number	Description
21.1	Subsidiaries of Jingwei International Limited, filed herewith.

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

JINGWEI INTERNATIONAL LIMITED
Dated: April 6, 2009	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 6, 2009	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: April 6, 2009	By:	/s/ Yijia Bi (John)
Name: Yijia Bi (John)
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 6, 2009	By:	/s/ George (Jianguo) Du
Name: George (Jianguo) Du
Title: President and Chairman

Dated: April 6, 2009	By:	/s/ Dr. Li Wei
Name: Dr. Li Wei (David Lee)
Title: Director

Dated: April 6, 2009	By:	/s/ Zhisheng Wang
Name: Zhisheng Wang
Title: Director

Dated: April 6, 2009	By:	/s/ Corla Chen
Name: Corla Chen
Title: Director

Dated: April 6, 2009	By:	/s/ Jason Chen
Name: Jason Chen
Title: Director

Dated: April 6, 2009	By:	/s/ Wenhuang Liu
Name: Wenhuang Liu
Title: Director

Dated: April 6, 2009	By:	/s/ Lily Sun
Name: Lily Sun
Title: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jingwei International Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Jingwei International Limited and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 30, 2009

Jingwei International Limited And Subsidiaries

Consolidated Balance Sheets

(Stated in US Dollars)

	December 31	December 31
	2008	2007

ASSETS
Current assets
Cash and equivalents	$5,472,408	$10,760,020
Inventories	2,802,037	1,051,866
Trade receivables (net of allowance of doubtful accounts of $135,422 and $176,808)	19,371,524	11,857,099
Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $117,787 and $95,313)	3,749,169	7,299,973
Total Current Assets	31,395,138	30,968,958

Non-current assets
Property, plant and equipment - Net	1,305,917	952,638
Acquired intangible assets	12,238,501	5,681,669
Long term investment	1,733,244	-

Total Assets	$46,672,800	37,603,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$1,965,619	3,221,088
Accruals and other payables	1,465,571	2,480,449
Income tax payable	358,168	557,514
Deferred tax	192,930	270,707
Loan from a stockholder	559,286	543,597
Total Current Liabilities	4,541,574	7,073,355

Total Liabilities	4,541,574	7,073,355

Minority interest - variable interest entities	7,459,660	6,566,914

Stockholders' Equity

Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049

Additional paid-in Capital	15,403,411	15,063,981

Statutory and other reserves	883,936	703,475
Accumulated other comprehensive income	2,564,066	1,223,373
Retained earnings	15,803,104	6,955,118
Total Stockholders' Equity	34,671,566	23,962,996

Total Liabilities and Stockholders' Equity	$46,672,800	37,603,265

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited And Subsidiaries

Consolidated Statements of Operations

(Stated in US Dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007

Sales	$27,881,694	$24,432,172

Cost of sales	(13,989,763)	(13,420,986)

Gross profit	13,891,931	11,011,186

Expenses
Selling, general and administrative expenses	(3,922,323)	(1,802,747)

Research and development costs	(1,184,661)	(907,281)

Total Expenses	(5,106,984)	(2,710,028)

Income from operations	8,784,947	8,301,158

Other expense
Subsidy income	1,037,008	166,321
Interest income	237,017	159,437
Finance costs	(15,918)	(42,856)
Other expense	(51,751)	(242,765)

Total other income	1,206,356	40,137

Income before income taxes	9,991,303	8,341,295
Income taxes	(962,856)	(680,385)

Net income	$9,028,447	$7,660,910
Earnings Per Share (Basic)	$0.53	$0.48

Earnings Per Share (Diluted)	$0.53	$0.48

Weighted Average Common Shares Outstanding
Basic	17,049,000	15,811,918
Diluted	17,049,000	15,972,335

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited And Subsidiaries

Consolidated Statements of Stockholders' Equity

(Stated in US Dollars)

	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Accumulated Other Comprehensive income	Retained Earnings	Total
Balance, December 31, 2006	11,554,000	$11,554	$(1,554)	$-	$-	(2,317)	$7,683

Issuance of common stock at merger	2,100,000	2,100	(2,100)	-	-	-	-
Issuance of common stock, private placement -
net of offering costs	3,395,000	3,395	15,067,635	-	-	-	15,071,030
Foreign Currency Translation adjustment	-	-	-	-	1,223,373	-	1,223,373
Transfer to Statutory and Other Reserves	-	-	-	703,475	-	(703,475)	-

Net income for 2007	-	-	-	-	-	7,660,910	7,660,910

Balance, December 31, 2007	17,049,000	$17,049	$15,063,981	$703,475	$1,223,373	6,955,118	$23,962,996

Foreign currency translation adjustment	-	-	-	-	1,340,693	-	1,340,693
Share based compensation cost	-	-	339,430	-	-	-	339,430
Transfer to Statutory and Other Reserves	-	-	-	180,461	-	(180,461)	-
Net income for 2008	-	-	-	-	-	9,028,447	9,028,447
Balance, December 31, 2008	17,049,000	$17,049	$15,403,411	$883,936	$2,564,066	$15,803,104	$34,671,566

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited And Subsidiaries

Consolidated Statements of Comprehensive Income

(Stated in US Dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007

Net Income	$9,028,447	$7,660,910

Other Comprehensive Income
Foreign currency translation adjustment	1,340,693	1,223,373

Comprehensive Income	$10,369,140	$8,884,283

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited And Subsidiaries

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007

Cash flows from operating activities
Net income	$9,028,447	$7,660,910
Adjustments to reconcile snelling income to net
cash(used in)provided by operating activities：
Depreciation & amortization	1,850,340	452,069

Allowance for doubtful accounts	66,162	-

Amortization of stock options issued for services	339,430	-

(Increase) Decrease in assets net of effect of variable interest entities:
Trade receivables	(6,656,514)	(6,484,672)
Other receivables, prepayments and deposits	(2,992,392)	(63,495)
Inventories	(739,649)	(756,624)

Increase (Decrease) in liabilities, net of variable interest entities:
Trade payables	(1,463,008)	2,776,885
Other payables and accrued expenses	(1,005,514)	1,225,000
Amounts due to related parties	-	(1,113,585)
Income tax payable	100,336	471,107

Net cash flows provided (used) in operating activities	(1,472,362)	4,167,595

Cash flows from investing activities
Cash from acquisiton of variable interest entities	-	528,492
Acquisition of property and equipment	(574,336)	(993,133)
Acquisition of intangible assets	(1,964,867)	(9,420,276)
Long term investment	(1,733,492)	-

Net cash flows used in investing activities	(4,272,695)	(9,884,917)

Cash flows from financing activities
Net proceeds from private placement	-	15,071,030
Loan from a stockholder	3,940	-
Repayment of stockholder loan	-	(226,480)

Net cash flows provided by financing activities	3,940	14,844,550

Effect of foreign currency translation on cash
and cash equivalents	453,505	1,223,373

Net increase in cash and equivalents	(5,287,612)	10,350,601

Cash and cash equivalents-beginning of year	10,760,020	409,419

Cash and cash equivalents-end of period	5,472,408	10,760,020
Supplemental Disclosure of Cash Flow Information
Income tax paid	1,482,796	54,866
Interest paid	-	44,703
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to acquired intangible assets	5,557,110	5,681,669

The accompanying notes are an integral part of these consolidated financial statements.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 1 CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

Jingwei International Limited and its consolidated subsidiaries and variable interest entities (the “Company”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, our President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”). Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Ltd. (“Jingwei HK”), which was established on October 31, 2006 in HongKong. On February 8, 2007, a wholly subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Co., Ltd. (Jingwei Communication), a PRC company, entered into various agreements. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity of the Company. These agreements with Jingwei Communicaiton are for a ten year term with early termination in accordance with certain terms of the agreements. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd. (“Yulong IT”) which Jingwei Communication owns 100% and New Yulong Software Technology Development Co. Ltd. (“Yulong Software”) which Jingwei Communication owns 51.89% and Yulong IT owns the other 48.11%. On July 23, 2008, Yulong IT established a 100%-owned subsidiary, Beijing Media Advertising Co. Ltd. (“Beijing Media”).

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

On December 31 2007, the company has achieved the Net Income Threshold. The 2,000,000 shares were released by the Escrow Agent.

Following the completion of the merger and the Offering, Shellco had 17,049,000 shares of Common Stock outstanding on a fully-diluted basis.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements of Jingwei International Limited (“Jingwei International”), its subsidiaries, namely, Jingwei HK, Jingwei Hengtong, and its variable interest entities, namely Jingwei Communication, Yulong IT, Yulong Software and Beijing Media have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Jingwei International, its subsidiaries and variable interest entities.  All significant inter-company accounts and transactions have been eliminated in consolidation.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46:  Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”).  These interpretations address financial reporting for entities over which control is achieved through means other than voting rights.  According to the requirements of FIN 46R, Jingwei International has evaluated its relationships with Jingwei Communication.  Jingwei International has concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable Jingwei International to control Jingwei Communication, Jingwei International is the primary beneficiary of Jingwei Communication.  Accordingly, Jingwei International adopted the provisions of FIN 46R and will consolidate Jingwei Communication. The contractual agreement with Jingwei Communication was in effect on February 8, 2007, however for accounting purposes the effective date was January 31, 2007. The income statement for year ended December 31, 2007 reflects the operations of the variable interest entities for the entire year and less the pre-acquisition net income for January 2007. The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their book value. The fair value of the acquired net assets of Jingwei Communication exceeded the deemed consideration given of $256,871. The Company reduced all of the non-current assets of Jingwei Communication, in the amount of $153,568 to zero and then recognized the remaining amount of $6,566,914 as Minority Interest –Variable Interest Entities on the balance sheet. The following table summarizes the fair value of the Jingwei Communication’s assets acquired and liabilities assumed as of February 8, 2007, with an effective date of February 1, 2007 for accounting purposes:

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Assets:
Cash	$528,493
Fixed assets, net	153,568
Raw Materials	295,242
Trade receivables, net	5,372,427
Other receivables	2,700,925
Other current assets	1,208,518
Total assets	$10,259,173
Liabilities:
Trade payable and accrued expenses	$1,799,895
Loan from director	368,341
Amount due to related parties	1,113,584
Total liabilities	3,281,820
Net assets	$6,977,353
Less: Consideration	256,871
Less: Reduction of non-current assets	153,568
Minority interest - variable interest entities	$6,566,914

As Jingwei International is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, and Beijing New Media which are qualified as variable interest entities (VIE). The assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of December 31, 2008 and for the year ended December 31, 2008, the VIE had assets of $45,143,493, liabilities of $18,501,231, revenues of $25,812,124, and operating expenses of $3,871,586. No assets were pledged or given as collateral against any borrowings.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Pursuant to the operating agreement among Jingwei Hengtong, Jingwei Communication and the shareholders of Jingwei Communication signed on February 8, 2007, Jingwei Hengtong agrees to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivables and all of its assets to Jingwei Hengtong.

Reclassification

Reclassification has been made from tax payable to deferred tax at December 31, 2007 in order to be consistent with the 2008 presentation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade receivables and other receivables, inventories, and the estimation on useful lives of property, plant and equipment, intangible assets, options and warrants. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash，cash equivalents and trade and other receivables.  As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

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

Cash and cash equivalent

Cash and cash equivalents include all cash, and deposits in banks.

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

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

Inventories

Inventories consist of direct materials, labor costs and those indirect cost related to contract performance. Inventories are valued at lower of cost or market using first-in-first out method or specific identification where applicable.

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

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

Revenue recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue, net of taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Datamining services

Revenue from datamining services is recognized when the services are rendered.

Consumer electronic sales

The Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). Based on EITF No.99-19 in 2007. the Company recognized all revenue from the sales of consumer electronic goods on a gross basis. Effective January 1, 2008, the Company changed the terms of the service contract with the manufacturer for the sales of customer electronic goods and reported revenue net as a marketing service fee instead of the gross sales. This is classified as dataming service for the year ended December 31, 2008 in Segment information in Note 9.

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

Included in subsidy income for the year ended December 31, 2008 of $1,037,008 was mainly subsidy from the Ministry of Finance and the Shenzhen Technology and Information Bureau for working capital and research and development purposes.

Advertising and research and development expenses

Advertising and research and development expenses are charged to expense as incurred.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

For the year ended December 31, 2008 and 2007, there was no advertising costs inccurred.

Retained earnings -appropriated

In accordance with the relevant PRC regulations and the Articles of Association of the Company's PRC entities, these companies are required to allocate its Income after tax to the following reserves:

(a)           Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the articles of association of the Company's PRC entities, these companies are required to appropriate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve.  When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(b)           Discretionary surplus reserve

In accordance with the articles of association of the Company's PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting.  None of our PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to December 31, 2008.

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment of other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2008 and December 31 2007 were RMB1 for $0.1458 and $0.1367 respectively.

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

On April 16, 2008 the Company granted total of 44 key employees of the Company, options to purchase a total of 260,400 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years with 65,100 shares in each year. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $ 2.278 per unit with an assumed 80.20% volatility, 6.25 years term for the options, a risk free rate of 3.27% and a dividend yield of 0%.

On June 12, 2008 the Company granted to Strategic Growth International, Inc (“SGI”) options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of US$7.00 per share as part of the compensation for investor relations service. The contractual term is 5 years and it is non-transferable; however, hedging is not prohibited. The options were valued at $2.669 per unit using the Black-Scholes option-pricing model with an assumed 70.10% volatility, a five year term for the options, a risk free rate of 3.715% and a dividend yield of 0%. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vest on June 5, 2009.  The consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract. On October 5, 2008 the company terminated the service of SGI. Upon the termination of the Agreement, pursuant to Section 4 of the Agreement, the company is entitled to rescind 117,00 of the options granted to SGI pursuant to the terms of the Agreement. Correspondingly, pursuant to Section 5 of the Option Agreement and Section 6.3 of the Plan, the Option Agreement hereinafter represents the right to purchase 33,000 Shares on the terms and conditions contained therein.

On June 9, 2008 the Company granted to Yijia Bi (John), the CFO of the Company, options to purchase a total of 50,000 shares of the Company’s common stock at a strike price equal to the greater of fair market value of the stock at grant date or US$4.90 and fully vested at grant. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $ 2.758 per unit with an assumed 70.16% volatility, a five year term for the options, a risk free rate of 3.470% and a dividend yield of 0%.

On December 25, 2008 the Company granted to Yijia Bi (John), the CFO of the Company, options to purchase a total of 100,000 shares of the Company’s common stock at a strike price equal to $1.00 and vested equally in two years period. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $ 0.535 per unit with an assumed 74.5% volatility, a five year term for the options, a risk free rate of 2.10% and a dividend yield of 0%.

In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during year ended December 31, 2008 of $ 339,430 in connection with the issuance of these options.

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

The following table summarizes all Company stock option transactions between January 1, 2007 and December 31, 2008:
	Options & warrants outstanding	Vested shares	Range of Exercise price per common share
Balance, January 1, 2007	-	-	-
Granted/vested during year ended December 31, 2007	1,459,850	1,459,850	$6.00
Balance, December 31, 2007	1,459,850	1,459,850	$6.00
Granted/vested during year ended December 31, 2008	443,400	83,000	$1.00-7.00
Balance, December 31, 2008	1,903,250	1,542,850	$1.00-7.00

Options & warrants Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at December 31, 2008	Contractual Life (Years)	Currently Exercisable

$1.00-$7.00	1,542,850	2.77	$5.99

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Basic and diluted earnings per share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share is computed using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. For 2007, the incremental shares from assumed conversion of the options and warrants amounted to 160,417. For 2008, the basic and diluted earnings per share was the same since assumed conversion of the options and warrants was anti-dilutive.

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology, including disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FIN 48 – Uncertain Tax Positions

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

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, Datarmining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company does not currently have convertible debt therefore, this guidance is not expected to have an impact on the Company’s financial statements.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

Note 3 TRADE RECEIVABLES

On December 31, 2008 and December 31, 2007, the balances of trade receivables net of allowances were $ 19,371,524 and $11,857,099 respectively. The trade receivables are expected to be collected within one year.

On December 31 2008, $105,047 of trade receivable aged older than three years was written off against the allowance for doubtful accounts.

Note 4 OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of December 31, 2008 and December 31, 2007:
	December 31, 2008	December 31, 2007
Prepayment for purchasing of data, goods and services	$1,082,181	$6,815,346

Others	2,666,988	484,627
Total	$3,749,169	$7,299,973

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Included in Others of $ 729,478 (equivalent to RMB 5.0 million) to Shenzhen Zhonggrong Shengshi Investment Holding Co., Ltd for a project related to developing an on-line tourism platform and $1,167,168 (equivalent to RMB 8.0 million) paid to Kexuda Information Technology Co., Ltd for a project related to developing database market platform.

Note 5 ACQUIRED INTANGIBLE ASSETS, NET

The following table summarizes intangible assets as of December 31, 2008:
	Cost	Accumulated amortization	Net
	US$	US$	US$
Balance, January 1, 2007	-	-	-
Addition	5,867,159	411,572	5,455,587
Currency translation difference	243,138	17,056	226,082
Balance, December 31, 2007	6,110,297	428,628	5,681,669
Addition	7,539,422	1,607,722	5,931,700
Currency translation difference	673,076	47,944	625,132
Balance, December 31, 2008	14,322,795	2,084,294	12,238,501

The database has estimated useful lives of 8 years. As of December 2008, estimated amortization expenses for future periods are expected as follows:

Fiscal Year
2009	$1,737,851
2010	1,737,851
2011	1,737,851
2012	1,737,851
2013	1,737,851
Thereafter	3,549,246
Total expected amortization expense	$12,238,501

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 6 Long term investment

During the fourth quarter of 2008, one of the Company’s VIE, Yulong IT invested in a PRC company, Shanghai Jiuhong Investment Co., Ltd ( “Shanghai Jiuhong”). Leveraging the Company’s core competency in software and datamining, Shanghai Jiuhong’s main business is to invest in high tech companies. Yulong IT holds a 19.8% interest in the company. The investment is accounted for under the cost method.

Note 7 INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109.

United States

Jingwei International Limited is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2008, and 2007 and believes that its earnings are permanently invested in the PRC. No tax benefit has been recognized since a valuation allowance has offset the deferred tax asset.

BVI
Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong
Jingwei HK  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for the years ended December 31, 2008 and 2007 is 16.5% and 17.5%.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

PRC

The Company generated substantially all of its net income from its PRC operations for the year ended December 31, 2008. New Yulong IT and New Yulong Software were registered in Shenzhen, a special economic zone in the People’s Republic of China (“PRC”). The two companies are entitled to a preferential income tax rate of 18% and 9% respectively in 2008.  According to the pronouncement of tax bureau, in a regular course this rate will gradually increase to 25%, the statutory income tax rate in the PRC, in 4 years (i.e.20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012). However, New Yulong Software is a government certified advanced and new technology enterprise in Shenzhen and therefore half of its taxable income is exempt income tax in 2008 and 2009.

The components of the provision for income taxes from continuing operations are:

	Year ended December 31 2008	Year ended December 31 2007

Current - PRC	$769,926	$409,678

Deferred - PRC	192,930	270,707

	$962,856	$680,385

The Company’s effective tax rates for the year ended December 31, 2008 and 2007 were 10% and 8%. The effective income tax expenses differs from the PRC statutory income tax rate of 25% from continuing operations in the PRC as follows :

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

	Year ended December 31	Year ended December 31
	2008	2007

Statutory income tax rate	25%	33%
Tax differential from statutory rate applicable to the subsidiaries and VIE	(13)%	(25)%
Non-taxable items	(3)%	0%
Change in valuation allowance	1%	0%
Effective tax rate	10%	8%

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax liabilities consist of the following:
	Year ended December 31, 2008	Year ended December 31, 2007

Deferred tax assets
Deferred tax asset for NOL - China	$53,000	$-
Share-based compensation	115,000	-
	168,000	-
Valuation allowance	(168,000)	-
	-	-
Deferred tax liabilities
Income recognized for books but not for tax	192,930	270,707
Net deferred tax liabilities	$192,930	$270,707

The valuation allowance for deferred tax assets as of December 31, 2008 was $169,000. There was no valuation allowance as of December 31, 2007. In assessing the likelihood of realizing the deferred tax assets, management considers whether it is more likely than not that some portion of or all of the deferred tax assets will not realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At December 31, 2008, the Company had net operating loss carry forwards, associated with one of its VIE, Beijing Media, for PRC income tax purposes of approximately $53,000 (the “NOL – China”), which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority.  Based upon the uncertainty of future US taxable income, the limited operating history of its VIE, Beijing Media, management has fully reserved the deferred tax asset associated with the share-based compensation and NOL carry forwards for PRC income tax purposes.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

The company adopted FIN 48 effective January 1, 2007 which did not require an accrual for uncertain tax positions as of January 1, 2007.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2007, the Company had no unrecognized tax benefits, or any tax related interest or penalties. The Company did not recognize any interest oir penalities during 2008 relate to unrecognized tax benefits.

Note 8 AMOUNTS DUE TO A STOCKHOLDER

Amount represents loan from stockholder payable at December 31, 2008 and 2007 to Mr. Du for the balance of $233,434 and $218,756 with interest at 6.75 % per annum and due to Mr. Du for the amount of $325,852 and $324,841 which is interest-free and payable on demand.

The loan is unsecured and repayable on demand. Interest expense recorded for the years ended December 31, 2008 and 2007 was $15,516 and $51,952.

Note 9 STOCKHOLDERS’ EQUITY

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

Note 10 SEGMENT INFORMATION

Beginning February 1, 2007, with the acquisition of Jingwei Communication, the Company has  two reportable segments based on the type of services provided, dataming services, and software and system services. Information for the segments for years ended December 31, 2008 and 2007 in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information” are as follows:

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

	Year Ended December 31
	2008			2007
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$18,536,929	9,344,765	27,881,694	$18,043,183	6,388,989	24,432,172
Gross Profit	8,675,613	5,216,317	13,891,930	6,409,061	4,602,125	11,011,186
Net Income	5,523,515	3,504,932	9,028,447	4,459,033	3,201,877	7,660,910
Segment Assets	28,568,887	18,103,913	46,672,800	21,886,981	15,716,284	37,603,265
Depreciation& Amortization	1,710,980	139,360	1,850,340	452,069	-	452,069
Expenditure for Segment Assets	2,539,203	-	2,539,203	10,413,409	-	10,413,409

Included in datamining services is marketing service fee of $1,923,687 for the year ended December 31, 2008 earned from the sales of consumer electronic goods by the manufacturer Bainian Century International in which the Company Jingwei HK has a marketing service contract. Included in dataming services are sales of consumer electronic goods of $10,440,286 recorded on a gross basis. There is no inter-segment revenue. The Company generates all its revenue from the PRC. Segment assets include property, plant and equipment and intangible assets.

Note 11 LEASE COMMITMENT AND OTHER CONTACTRAL OBILIGATIONS

Lease Commitment

On May 21, 2008, one of the Company’s VIE, Beijing Media entered into a lease agreement with a lease term of 39 months from October 1, 2008 to December 31, 2011 at a monthly rental of RMB 184,932 ($26,981) and a monthly service charge of RMB 26,534 ($3,871). This agreement provides office space for the operation of Beijing Media. Beijing Media is not obligated to pay rent for the following months: October 2008, October 2009, November 2009, November 2010, December 2010 and December 2011. A 3-month deposit has been paid.

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)

As of December 31, 2008, Beijing Media was obligated under the lease agreement to pay rental and service charge as follows:
Fiscal year	Amount ($)
2009	316,262
2010	316,262
2011	343,243

Other contractual obligations

On February 29, 2008, one of the Company’s VIE, New Yulong IT engaged Tsinghua University to provide research and development service for total consideration of RMB 7.0M ($1,021,272). As of December 31, 2008, RMB 500,000 ($72,948) has been paid. The remaining balance is required to be paid in four installments with RMB 1.5M ($218,843) to be paid by February 29, 2009 based on the progress of project development, RMB 2.5M ($364,740) to be paid by February 29, 2010 and RMB 2.5M ($364,740) to be paid by February 29, 2011. As of March 30, 2009, the balance of RMB 1.5M to be paid by February 29, 2009 was postponed to June 30, 2009 due to the soft demand of the markets.

Note 11 PRO FORMA STATEMENT

The following unaudited Pro Forma financial information presents the combined results of operation of the Company as if the variable interest entity relationship, the reverse merger and the group were in existence as of the beginning of fiscal year 2007:

Year ended December 31
2007
(unaudited)

Revenue	$25,526,849
Net income	8,422,521
Basic and diluted earning per share	0.53