Form 10-Q
period 2009-03-31
Jingwei International LTD
filed 2009-05-20
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes  ☐ No  ☐ *The registrant has not yet been phased into the interactive data requirements.

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

As of May 19, 2009, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Item 1. Condensed Consolidated Financial Statements

Jingwei International Limited
and
Subsidiaries

Jingwei International Limited And Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and equivalents	$6,495,461	5,472,408
Inventories	4,473,557	2,802,037
Trade receivables (net of allowance of doubtful accounts of $141,045 and $135,422)	19,098,672	19,371,524

Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $103,410 and $117,787)	1,516,194	3,749,169
Total Current Assets	31,583,884	31,395,138

Non-current assets
Property, plant and equipment - Net	1,238,730	1,305,917
Aquired Intangible Assets	11,807,993	12,238,501
Long term Investment	1,784,943	1,733,244

Total Assets	$46,415,550	46,672,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$1,296,397	1,965,619
Accruals and other payables	1,055,994	1,465,571
Income Tax payable	463,247	358,168
Deferred Tax	267,890	192,930
Loan from a stockholder	487,905	559,286
Total Current Liabilities	3,571,433	4,541,574

Total Liabilities	3,571,433	4,541,574

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional Paid-in Capital	15,442,714	15,403,411
Statutory and other reserves	883,936	883,936
Accumulated other comprehensive income	2,607,586	2,564,066
Retained Earnings	16,423,802	15,803,104
Total Jingwei International Limited Stockholders' Equity	35,375,087	34,671,566

Noncontrolling interest	7,469,030	7,459,660
Total Equity	42,844,117	42,131,226

Total Liabilities and Stockholders' Equity	$46,415,550	$46,672,800

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(Stated in US Dollars)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008

Sales	$3,943,718	$5,753,448
Cost of sales	(2,422,306)	(2,069,388)
Gross profit	1,521,412	3,684,060

Expenses
Selling,General and Administrative expenses	(403,377)	(697,524)
Research and development costs	(253,857)	(164,992)
Total Expenses	(657,234)	(862,516)

Income from operations	864,178	2,821,544

Other income (expenses)
Subsidy income	121,216	256,728
Interest income	4,024	4,925
Finance costs	-	(3,763)
Other income (expense)	(14,066)	4,094
Total other income	111,174	261,984

Income before income taxes	975,352	3,083,528

Income taxes	(354,654)	(303,939)

Net income	620,698	2,779,589

Less: Net income attributable to the noncontrolling interest	-	-
Net Income attributable to Jingwei International Limited	$620,698	$2,779,589

Earnings Per Share (Basic)	$0.04	$0.16

Earnings Per Share (Diluted)	$0.04	$0.16

Weighted Average Common Shares Outstanding
Basic	17,049,000	17,049,000
Diluted	17,049,000	17,131,660

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Stated in US Dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net Income	$620,698	$2,779,589

Other Comprehensive Income
Foreign currency translation adjustment	43,520	617,851

Comprehensive Income	664,218	3,397,440
Comprehensive income attributable to the noncontrolling interest	-	-
Comprehensive income attributable to Jingwei Limited	$664,218	$3,397,440

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Stated in US Dollars)

			Jingwei International Limited Stockholders
	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive income	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Noncontrolling Interest

Beginning Balance	$42,131,226		$15,803,104	$2,564,066	$17,049	$15,403,411	$883,936	$7,459,660
Comprehensive income:
Net income (loss)	620,698	620,698	620,698
Other comprehensive income:
Foreign currency translation adjustment	52,890	43,520		43,520				9,370
Share based compensation cost	39,303					39,303

Ending balance(unaudited)	$42,844,117		$16,423,802	$2,607,586	$17,049	$15,442,714	$883,936	$7,469,030

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Cash  Flows (unaudited)
(Stated in US Dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash flows from operating activities
Net income attributable to Jingwei International Limited	$620,698	$2,779,589
Adjustments to reconcile net income to net cash(used in)provided by operating activities：
Depreciation & amortisation	527,181	326,288
Allowance for doubful accounts	(9,072)	22,565
Amortization of stock options issued for services	39,303	-
Changes in operating assets and liabilities：
Trade receivables	290,967	(1,610,102)
Other receivables,prepayments and deposits	353,547	(2,054,221)
Inventories	390,073	(368,348)
Trade payables	(830,274)	(1,384,250)
Other payables and accrued expenses	(410,779)	(813,300)
Income tax payable	179,347	(218,016)

Net cash flows provided by operating activities	1,150,991	(3,319,795)

Cash flows from investing activities
Acquisition of property and equipment	(10,289)	(112,635)
Acquisition of intangible assets	(3,433)	(1,176,981)
Long term Investment	(49,520)	-

Net cash flows used in investing activities	(63,242)	(1,289,616)

Cash flows from financing activities
Net proceeds from private placement	-	-
Loan from a stockholder	(71,579)	-
Repayment of stockholder loans	-	-

Net cash flows used in financing activities	(71,579)	-

Effect of foreign currency translation on cash and cash equivalents	6,883	1,332,130

Net increase (decrease) in cash and equivalents	1,023,053	(3,277,281)

Cash and cash equivalents-beginning of period	5,472,408	10,760,020

Cash and cash equivalents-end of period	6,495,461	$7,482,739

Supplemental Disclosure of Cash Flow Information
Income tax paid	$175,317	$551,013
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to acquired intangible assets	$-	$4,498,759

See accompanying notes to condensed consolidated financial statements.

JINGWEI INTERNATIONAL LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1       CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Jingwei International Limited (the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2008 Form 10-K should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months ended March 31, 2009 may not be indicative of operating results to be expected for the full year.

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

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46:  Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“FIN 46R”).  These interpretations address financial reporting for entities over which control is achieved through means other than voting rights.  According to the requirements of FIN 46R, Jingwei International has evaluated its relationships with Jingwei Communication.  Jingwei International has concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable Jingwei International to control Jingwei Communication, Jingwei International is the primary beneficiary of Jingwei Communication.  Accordingly, Jingwei International adopted the provisions of FIN 46R and consolidates Jingwei Communication. Jingwei Communication’s original capital contribution is recorded as “Noncontrolling interest” on the Company’s consolidated balance sheet.

Jingwei International is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, and Beijing New Media, which are qualified as variable interest entities (VIE). The assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of March 31, 2009, the VIE had assets of $44,490,399, liabilities of $16,987,478, revenues of $3,443,624, and operating expenses of $490,030. No assets were pledged or given as collateral against any borrowings.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, and cash equivalents, trade and other receivables. As of March 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

Consumer electronic sales

The Company follows Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). Based on EITF No.99-19, the Company recognized all revenue from the sales of consumer electronic goods on a net basis as a marketing service fee. This is classified as datamining service for the three months ended March 31, 2009 in Segment information in Note 8.

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

Included in subsidy income for the three months ended March 31, 2009 of $121,216 is $ 14,606 received from the Shenzhen Technology and Information Bureau on March 11, 2009, which is categorized as a subsidy to the Company for technology research and development and $ 106,610 received from the Shenzhen tax bureau, as value added tax refund.

Advertising, transportation, research and development expenses

Advertising, transportation and research and development expenses are charged to expense as incurred.

For the three months ended March 31, 2009, there were no advertising and transportation costs incurred.

Retained earnings -appropriated

In accordance with the relevant PRC regulations and the Articles of Association of the Company’s PRC entities, allocation from net income to the following reserves is required:

(a)     Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the articles of association of the Company’s PRC entities, these companies are required to appropriate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve on an annual basis.  When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(b)     Discretionary surplus reserve

In accordance with the articles of association of the Company’s PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting.  None of the Company’s PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to March 31, 2009.

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

Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency; however, the reporting currency is the United States dollar (“USD”). Assets and liabilities of these companies have been translated into dollars using the exchange rate at the balance sheet date. Income and expense items are translated at average rate for the period.  Translation adjustments are reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Foreign Currency Transactions

Exchange differences arising on settlement of monetary items or on translating monetary items at the balance sheet date are recognized in the income statement except for exchange differences arising on monetary items that form part of the Company’s net investment in foreign subsidiaries, which are recognized reported separately and accumulated in a separate component of equity (cumulative translation adjustment).

Foreign Operations

All of the Company’s operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

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

On April 16, 2008 the Company granted total of 44 key employees of the Company, options to purchase a total of 260,400 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years with 65,100 shares in each year. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $593,191 ($2.278 per unit) with an assumed 80.20% volatility, 6.25 years term for the options, a risk free rate of 3.27% and a dividend yield of 0%. There was $37,074 and $– of expense recognized for three months ended March 31, 2009 and 2008.

On December 25, 2008 the Company granted to Yijia Bi (John), the CFO of the Company, options to purchase a total of 100,000 shares of the Company’s common stock at a strike price equal to $1.00 and vested equally in two years period. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $53,500 ($ 0.535 per unit) with an assumed 74.5% volatility, a five year term for the options, a risk free rate of 2.10% and a dividend yield of 0%. There was $2,229 and $- of expense recognized for three months ended March 31, 2009 and 2008.

In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three months ended March 31, 2009 of $ 39,303 in connection with the issuance of these options.

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

The following table summarizes all Company stock option transactions between January 1, 2009 and March 31, 2009:

	Options & warrants outstanding	Vested shares	Range of Exercise price per common share
Balance, January 1, 2009	1,903,250	1,542,850	$1.00-$7.00
Granted/vested during the three months ended March 31, 2009	-	-	-
Balance, March 31, 2009	1,903,250	1,542,850	$1.00-$7.00

Options & warrants Outstanding

Weighted
Average
	Number Outstanding	Remaining	Weighted Average
Range of	Currently Exercisable	Contractual Life	Exercise Price of Options
Exercise Prices	at March 31, 2009	(Years)	Currently Exercisable

$1.00-$7.00	1,542,850	2.52	$5.99

Basic and diluted earnings per share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share is computed using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. For 2009, the basic and diluted earnings per share was the same since assumed conversion of the options and warrants was anti-dilutive. For 2008, the incremental shares from assumed conversion of the options and warrants amounted to 82,660.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS160”), which amends Accounting Research Bulletin (“ARB 51”), “Consolidated Financial Statements “(ARB 51”). This statement was adopted effective January 1, 2009. FAS160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontroling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $7,459,660 on January 1, 2009 of Minority Interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to non controlling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. FSP APB 14-1 is currently not applicable to the Company.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of EITF Issue No. 07-05 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 as of January 1, 2009. The Company does not currently have any share-based awards that would qualify as participating securities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is crrently evaluating the potential impact the adoption of this staff position will have on its financial statements.

Note 3         INVENTORIES

	March 31, 2009	December 31, 2008
Project cost	$4,071,980	$2,225,275
Others	401,577	576,762
Total	$4,473,557	$2,802,037

Note 4         OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of March 31, 2009 and December 31, 2008:
	March 31, 2009	December 31, 2008
Prepayment for purchasing of data, goods and services	$622,843	$1,082,181
Others	893,351	2,666,988
Total	$1,516,194	$3,749,169

Note 5         ACQUIRED INTANGIBLE ASSETS, NET

The following table summarizes intangible assets as of December 31, 2008:
	March 31, 2009	December 31, 2008
Cost	$14,342,907	$14,322,795
Accumulated amortization	(2,534,914)	(2,084,294)
Net	$11,807,993	$12,238,501

The acquired intangible assets represent cost of acquired databases net of accumulated amortization. The increase in acquired intangible assets represents databases that have been tested and been placed in service during the three months ended March 31, 2009. The databases have estimated useful lives of 8 years. Amortization expenses related to intangible assets was $448,166 and $281,577 for the three months ended March 31, 2009 and 2008.

Note 6         LONG TERM INVESTMENT

In 2008, one of the Company’s VIE, Yulong IT invested in a PRC company “Shanghai Jiuhong”. Leveraging Jingwei’s core competency in software and datamining, Shanghai Jiuhong is going to invest in High Tech companies. Yulong IT holds a 19.8% interest in the company. The investment is accounted for under the cost method.

Note 7         INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109.

The Company’s effective tax rates for the three months ended March 31, 2009 and March 31, 2008 were 36.3% and 9.9% respectively.  These rates in those periods differed from the statutory PRC rates of 25%, due mainly to the differential tax rates applicable to New Yulong IT and New Yulong Software, subsidy income that is exempt from income tax and additional deduction allowed for research and development expenses by the Chinese tax authority. For three months ended March 31, 2009, these differences were offset by an under-provision of 2008 tax accruals.

As of January 1, 2009 the Company had no unrecognized tax benefits on any related interest or penalties. There was no change in unrecognized tax benefits and accrual for uncertain tax positions the period ended March 31, 2009. Tax years from 2006 to 2008 remain subject to examination by major tax jurisdiction.

United States

Jingwei International is subject to US federal income taxes at a rate of 34%. No provision for  US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2008, and 2007 and believes that its earnings are permanently invested in the PRC. No tax benefit has been recognized since a valuation allowance has offset the deferred tax asset.

BVI
Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong

Jingwei HK  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for the three months ended March 31, 2009 and 2008 is 16.5%.

PRC

The Company generated substantially all of its net income from its PRC operations for the three months ended March 31, 2009. New Yulong IT and New Yulong Software were registered in Shenzhen, a special economic zone in the People’s Republic of China (“PRC”). The two companies are entitled to a preferential income tax rate of 15% and 10% respectively in 2009.  According to the pronouncement of the tax bureau, this rate will gradually increase to 25%, the statutory income tax rate in the PRC, in 4 years (i.e. 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012). However, New Yulong Software is a government certified advanced and new technology enterprise in Shenzhen and therefore half of its taxable income is exempt income tax in 2008 and 2009. New Yulong IT applied for government certified advanced and new technology enterprise in China in 2008, and was notified that the application has been approved. Its income tax rate is 15% effective January 1, 2009.

Note 8         SEGMENT INFORMATION

Beginning February 1, 2007, with the acquisition of Jingwei Communication, the Company has two reportable segments based on the type of services provided, datamining services, and software and system services. Information for the segments for the three months ended March 31, 2009 and 2008 in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information” are as follows:

	Three Months Ended March 31
	2009			2008
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$2,189,696	$1,754,022	$3,943,718	$3,256,241	$2,497,207	$5,753,448
Gross Profit	988,257	533,155	1,521,412	1,938,017	1,746,043	3,684,060
Net Income	403,184	217,514	620,698	1,462,193	1,317,395	2,779,588
Segment Assets	34,599,731	11,068,069	46,415,550	20,673,330	18,626,089	39,299,419
Depreciation& Amortization	491,757	35,424	527,181	309,349	16,939	326,288
Expenditure for Segment Assets	13,720	-	13,720	1,289,616	-	1,289,616

There is no inter-segment revenue. The Company generates all its revenue from the PRC. Segment assets include property, plant and equipment and intangible assets.

Note 9         LEASE COMMITMENT AND OTHER CONTACTRAL OBILIGATIONS

Lease Commitment

On May 21, 2008, one of the Company’s VIE, Beijing Media entered into a lease agreement with a lease term of 39 months from October 1, 2008 to December 31, 2011 at a monthly rental of RMB 184,932 ($27,015) and a monthly service charge of RMB 26,534 ($3,876). This agreement provides office space for the operation of Beijing Media. Beijing Media is not obligated to pay rent for the following months: October 2008, October 2009, November 2009, November 2010, December 2010 and December 2011. A 3-month deposit has been paid.

On March 21, 2009, Beijing Media signed an agreement with Beijing Huaxia Fengjing Network Technology Co., Ltd (“Beijing Huaxia”). According to the agreement, Beijing Huaxia will assume the rental liability effective January 1, 2009 and the service charge effective April 1, 2009. The monthly rent is RMB 184,932 ($27,015) and the monthly service charge is RMB 26,534 ($3,876).

Other contractual obligations

On February 29, 2008, one of the Company’s VIE, New Yulong IT engaged Tsinghua University to provide research and development service for total consideration of RMB 7.0M ($1,021,272). As of December 31, 2008, RMB 500,000 ($72,948) has been paid. The remaining balance is required to be paid in four installments with RMB 1.5M ($219,119) to be paid by March 31, 2009 based on the progress of project development, RMB 2.5M ($365,198) to be paid by February 29, 2010 and RMB 2.5M ($365,198) to be paid by February 29, 2011. Since the project did not meet the planned target on March 31, 2009, $219,119 was not accrued or paid.

Note 10         MAJOR CUSTOMERS

The Company had sales to five customers that accounted for approximately 67% of net sales during the three months ended March 31, 2009 and approximately 9% of trade receivable balance at March 31, 2009.

Note 11         MAJOR SUPPLIERS

The Company had purchases from two vendors that accounted for approximately 28% of purchases during the three months ended March 31, 2009 and approximately 8% of trade payable at March 31, 2009.

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

How The Company Generates Revenue

In the first quarter of 2009, we have continued to derive our revenues from data mining and software services. Beginning in 2009, the Company has increased its marketing activities to target companies with national presence for products and sales promotions. We mainly provide targeted consumer marketing based on our proprietary consumer database, the revenue from which was included in the revenue from data mining.

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

Business Outlook and Other Recent Developments

With the Chinese government’s recent stimulus measure, the economy in China has started to see signs of recovery. The Company has experienced revived demands for its Data Mining and Data Marketing services in financial, real estate and retail as well as in the telecom sector.

Jingwei has won several sales contracts in the financial and real estate industry.  It has been providing nationwide database marketing campaigns to promote financial services for multinational banks and new and existing projects for national real estate companies such as Wanke. The Company also commenced marketing campaign for McDonald’s in Southern China to help increase sales of its new breakfast products.

As the Chinese government had issued 3G licenses to the three operators in the first quarter of 2009, tremendous investments have been poured into building the 3G network. Jingwei’s marketing and software services will come into play helping to enhance value added services management with its billing software and increase new subscriptions to the 3G network with its marketing services. The Company has continued implementing a small trial of its software services for 3G services in several provinces with China Unicom and China Telecom.

The Company has also initiated EDM (Email Direct Marketing) system to provide additional marketing tools for its data mining services. With this system, Jingwei will be able to help its clients to take advantage the power of the internet for promoting their products. With the combination of targeted marketing in mobile, telemarketing, direct mail, and now EDM, corporate customers will be able to effectively reach consumers with expected higher conversion rates. This system will be implemented during the second quarter in 2009 and we expect to see revenue in the subsequent quarters.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Net revenues

	Three Months Ended March 31
	2009		2008		% Change
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues：
Data mining	$2,190	56%	$3,256	57%	(33)%
Software Services	1,754	44%	2,497	43%	(30)%
Total net revenue	$3,944	100%	$5,753	100%	(31)%

Total net revenue decreased 31% for the first quarter of 2009 year over year. This was primarily due to year over year decrease in data mining by 33% and software by 30%.

Data mining. Data mining revenue decreased 33% for the first quarter of 2009 year over year. The global financial crisis and down turn of economy in China was resulted in drop of business in datamining sector, where corporations cut product promotion budget and SME terminated new media promotion expenses.. Both price and number of contracts were decreased.

Software Services.  Software services revenue decreased 30% for the first quarter of 2009 year over year. Because of the delay of rolling out 3G application, our software business was not be able to maintain stable growth while in the foreseeable future we believe that we are going to pick up the curve along with the implementation of 3G applications.

Cost of revenues
	Three Months Ended March 31
	2009	2008	% Change
	(In thousands, except percentages)
Cost of revenues：
Data mining	$1,201	$1,318	(9)%
Software Services	1,221	751	63%
Total cost of revenues	$2,422	$2,069	17%

Total cost of revenues increased 17% for the first quarter of 2009 year over year.

Data mining. Cost of data mining revenue decreased 9% for the first quarter of 2009 year over year. This decrease was associated with the decrease in data mining services and amortization costs of acquired database assets.

Cost of data mining revenue consists mainly of  a) compensation and expenses for the professionals involved in data mining and data analysis, b) amortization of acquired database assets, and c) fees paid to third-party software service companies, mobile operators et cetera for their services and resources.

Software Services.  Cost of data mining revenue increased 63% for the first quarter of 2009 year over year. The increased cost mainly was contributed to keep the human capital of our projects team while revenue was not able to justify the cost.

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

Gross profit margin

	Three Months Ended March 31
	2009	2008
	(In thousands, except percentages)
Gross profit margin：
Data mining	45%	60%
Software Services	30%	70%
Overall	39%	64%

Overall gross margin decreased 25 percentage points year over year for the first quarter of 2009 which was mainly due to the decrease in the gross margins of data mining and software services.

Data mining. The gross margin of data mining decreased 15 percentage points year over year for the first quarter of 2009. The decreased price and incremental functionality of the projects brought lower margin.

Software Services.  The gross margin of software services decreased 40 percentage points year over year for the first quarter of 2009. This was mainly due to the increase in compensation costs and expenses caused by increased project headcount.

Operating Expenses

	Three Months Ended March 31
	2009		2008		% Change
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue

Selling, General and Administrative Expenses	$403	10%	$698	12%	(42)%
Research and Development Costs	254	6%	165	3%	54%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, and office expenses. This decrease reflected the gradually decreased headcount from the second half year of 2008 as the financial crisis occurred.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. We increased the investment in research and development after we consummated the share exchange and became a publicly traded company. We expect our research and development expenses to continue to increase in absolute dollars in the near future.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31
	2009	2008
	(In thousands)
Cash and cash equivalents	$6,495	$7,483
Working capital	$28,012	$22,545
Shareholder’s equity	$35,375	$27,360

As of March 31, 2009, we had $6.5 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations through 2009.

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

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Net cash (used in) provided by operating activities	$1,151	$(3,320)
Net cash (used in) provided by investing activities	(63)	(1,289)
Net cash used in financing activities	(72)	-
Effect of foreign currency translation on cash and cash equivalents	7	1,332
Net (decrease) increase in cash and cash equivalents	1,023	(3,277)
Cash and cash equivalents - beginning of period	5,472	10,760
Cash and cash equivalents - end of period	$6,495	$7,483

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2009 was $1,150,991. This was primarily attributable to the net income of $620,698, adjusted by non-cash related expenses of $557,412 and a net increase in the components of our working capital of $27,119. The net increase in working capital items was primarily due to an increase in trade receivables and decrease in trade payables and other payables. We extend credit to customers ranging from four to seven months in the normal course of business and our trade receivables are within our credit control. We will pay more effort to speed up collection process in the next quarter.

Investing activities

Cash used in investing activities for the three months ended March 31, 2009 was $63,242 which was mainly attributable to the acquisition of golf membership and office software.

Financing activities

Cash flow used in financing activities for the three months ended March 31, 2009 was $71,579 which is due to loan from stockholder.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended March 31, 2009.

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

Dated: May 20, 2009

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yijia (John) Bi
Name: Yijia (John) Bi
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)