Form 10-K/A
period 2008-12-31
Jingwei International LTD
filed 2009-06-17
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 31, 2008, there were 17,049,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, (the "Amendment") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Original Filing"), as filed with the Securities and Exchange Commission (the "SEC") on April 7, 2009. This Amendment relates to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our Consolidated Financial Statements and the related notes thereto. In addition, new Certifications are filed as exhibits to the Amendment. The Amendment sets forth the Form 10-K in its entirety. The Amendment is filed in response to comment letter the Company received from the staff of the Securities and Exchange Commission on the Original Filing.

The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. None of the reported amounts in the Consolidated Balance Sheets, Statements of Operations, Statements of Shareholders' Equity or Statements of Cash Flows were changed from those originally reported.

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

Operating activities

Net cash used by operating activities for the year ended December 31, 2008 was $1.5 million. This was primarily attributable to increase in receivables accounting for $9.6 million and decrease in payables accounting for $2.5m offset by net income of $9.0 million and non-cash related expenses mainly including depreciation and amortization of intangible assets of $1.9 million.

Customers in the telecommunications industry are our main end users, and they have monopoly power in the market over service or equipment suppliers. Due to the global economic crisis, the Company extended AR payment terms to certain customers (e.g. China Mobile and China Unicom).  Last year, we successfully collected $20.3 million from customers and all transactions also under control by us. Although the extension of payment terms will slow down our cash flow, it is only a temporary arrangement. The Company believes that it will benefit from the rollout of the 3G network by telecommunications operators in 2009.

The following table shows the accounts receivable aging and revenue:

AR Aging & Revenue                                                          Currency: USD
Year	AR bal.	<1 year	1-2 year	2-3 year	>3 year	Revenue
2007	$11,857,099	$10,908,491	$720,837	$157,060	$70,712	$24,432,172
2008	$19,371,524	$17,798,815	$1,544,216	$28,493	-	$27,881,694

The table below sets forth the number of days sales outstanding in ending accounts receivable:

Year	Days
2007	176
2008	208

The main reason for the changes in the metric is the effect of the worldwide financial crisis in 2008.  In addition to the effects from the financial crisis, our major customers which are the top Chinese Telecom carriers such as China Mobile, China Unicom, China Telecom and China Netcom, have longer payment processes than their peers in other industries due to their monopolistic power.  We have to extend payment terms to them in order to be competitive. Management feels that the companies we extended credit terms to are mostly credit worthy companies as they are State Owned Enterprises and Hong Kong listed public companies. Although the extension of payment terms will slow down our cash flow, it would not affect the liquidity of the operation cash flow.
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

JINGWEI INTERNATIONAL LIMITED
Dated: June 17, 2009	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 17, 2009	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: June 17, 2009	By:	/s/ Robert Feng
Name: Robert Feng
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 17, 2009	By:	/s/ George (Jianguo) Du
Name:
Title: President and Chairman

Dated: June 17, 2009	By:	/s/ Li Wei
Name: Dr. Li Wei (David Lee)
Title: Director

Dated: June 17, 2009	By:	/s/ Zhisheng Wang
Name: Zhisheng Wang
Title: Director

Dated: June 17, 2009	By:	/s/ Corla Chen
Name: Corla Chen
Title: Director

Dated: June 17, 2009	By:	/s/ Jason Chen
Name: Jason Chen
Title: Director

Dated: June 17, 2009	By:	/s/ Wenhuang Liu
Name: Wenhuang Liu
Title: Director

Dated: June 17, 2009	By:	/s/ Lily Sun
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

Operating Agreement. Pursuant to the operating agreement among Jingwei HengTong, Jingwei Communications and the shareholders of Jingwei Communications, Jingwei HengTong agrees to guaranty Jingwei Communications’s performance of its obligations under contracts, agreements and transactions between Jingwei Communications and third party customers. In return for the guaranty, Jingwei Communications has pledged its accounts receivables and all of its assets to Jingwei HengTong. The shareholders of Jingwei Communications have also agreed to appoint persons recommended by Jingwei HengTong to serve on Jingwei Communications’s Board of Directors and to appoint Jingwei HengTong’s managers as managers of Jingwei Communications. In addition, Jingwei Communications and its shareholders agree that without the prior consent of Jingwei HengTong, Jingwei Communications will not engage in any transactions that could materially affect the assets, liabilities, obligations, rights or operations of Jingwei Communications, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, including intellectual property rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operations to any third party. This agreement is for a ten year term expiring on February 8, 2017, subject to early termination in accordance with the terms therein.

Intellectual Property Assignment Agreement. Under the intellectual property assignment agreement, Jingwei Communications assigned to Jingwei HengTong all of its interest and rights in certain intellectual property, including without limitation, certain trademarks, the ownership of Jingwei Communications’s consumer database, and a software copyright and license. Jingwei HengTong paid RMB1,000 for the intellectual property transferred under this agreement. Jingwei Communications agreed to take all actions and pay all expenses in connection with registering the intellectual property in Jingwei HengTong’s name.

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

Equity Pledge Agreement. Under this agreement between the shareholders of Jingwei Communications and Jingwei HengTong, the shareholders of Jingwei Communications pledged all of their equity interests in Jingwei Communications to Jingwei HengTong to guarantee their obligations under the amended and restated loan agreement and Jingwei Communications’s performance of its obligations under the technology consulting agreement. If Jingwei Communications or any of its shareholders breaches its respective contractual obligations under the amended and restated loan agreement or the technology consulting agreement, or upon the occurrence of one of the events regarded as an event of default under this agreement, Jingwei HengTong, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The shareholders of Jingwei Communications agreed not to dispose of the pledged equity interests or take any actions that would prejudice Jingwei HengTong’s interest, and to notify Jingwei HengTong of any events or upon receipt of any notices which may affect the shareholders’ interest. The equity pledge agreement will expire two years after Jingwei Communications and its shareholders fully perform their respective obligations under the technology consulting agreement and the loan agreement.

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

According to the requirements of FIN 46R, Jingwei International has evaluated its relationships with Jingwei Communication. Jingwei International has concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, and as a result of the contractual arrangements, which enable Jingwei International to control Jingwei Communication, Jingwei International is the primary beneficiary of Jingwei Communication. Accordingly, Jingwei International adopted the provisions of FIN 46R and will consolidate Jingwei Communication. The contractual agreements described above with Jingwei Communication was in effect on February 8, 2007, however for accounting purposes the effective date was January 31, 2007. The consolidated income statement for year ended December 31, 2007 reflects the operations of the variable interest entities for the eleven months ended December 31, 2007, using the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their book value. The fair value of the acquired net assets of Jingwei Communication exceeded the deemed consideration given of $256,871. The Company reduced all of the non-current assets of Jingwei Communication, in the amount of $153,568 to zero and then recognized the remaining amount of $6,566,914 as Minority Interest -Variable Interest Entities on the balance sheet. The following table summarizes the fair value of the Jingwei Communication’s assets acquired and liabilities assumed as of February 8, 2007, with an effective date of February 1, 2007 for accounting purposes:

Jingwei International Limited
Notes to Consolidated Financial Statements
(Stated in US Dollars)
2007
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

As Jingwei International is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, and Beijing New Media which are qualified as variable interest entities (VIE). The assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of December 31, 2008 and for the year ended December 31, 2008, the VIE had assets of $45,143,493, liabilities of $18,501,231, revenues of $25,812,124, and operating expenses of $3,871,586. The assets and liabilities include balances due from and due to the subsidiaries of Jingwei International. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Jingwei International and its subsidiaries. No assets were pledged or given as collateral against any borrowings.

There are no restrictions that prohibit or limit the VIE from making distributions or dividend payments to Jingwei Communication.  We believe that the minority interest does not change since 100% of all income and losses are allocated to the company in accordance with the agreements.  Since there is no dividend distribution to minority interest, Minority Interest balance changed between periods according to the exchange rate during that period.

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

Included in datamining services for the year ended December 31, 2008 is marketing service fee of $1,923,687 earned from the sales of consumer electronic goods by the manufacturer Bainian Century International in which the Company Jingwei HK has a marketing service contract. Included in dataming services for the year ended December 31, 2007 are sales of consumer electronic goods of $10,440,286 recorded on a gross basis. There is no inter-segment revenue. The Company generates all its revenue from the PRC. Segment assets include property, plant and equipment and intangible assets.

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