Form 10-K/A
period 2008-12-31
Jingwei International LTD
filed 2009-08-14
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of March 31, 2008, there were 17,049,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, (the "Amendment") amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Original Filing"), as filed with the Securities and Exchange Commission (the "SEC") on April 7, 2009. This Amendment relates to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 9A(T). Controls and Procedures,” and our Consolidated Financial Statements and the related notes thereto. In addition, new Certifications are filed as exhibits to the Amendment. The Amendment sets forth the Form 10-K in its entirety. The Amendment is filed in response to comment letter the Company received from the staff of the Securities and Exchange Commission on the Original Filing.

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

Revenue Recognition

Our software services revenue are derived principally from operation support services, business support services, third party software maintenance and application developments. Revenues from software services are recognized when all of the following have occurred: (i) a contract has been signed by the customer (ii) the Company has delivered software services to the customer as defined by the customer; (iii) the project milestone delivered is assigned a fixed price pursuant to the percentage-of-completion method of accounting; and (iv) evidence of customers' acceptance of milestone achievement.

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

Bad debts are written off when identified. We extend unsecured credit to customers ranging from six to twelve months in the normal course of business. However, the credit term may be negotiated case by case but review and sign-off by executive management is required. We do not accrue interest on trade and other receivables.

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

RESULTS OF OPERATIONS

Net revenues

Our total net revenue increased 14% year over year to $27.9 million in 2008.

	Years Ended December 31
					% of Change YOY
	2008		2007		08&07
	(In thousands, except percentage)
Net Revenues
Data mining	$16,613	60%	$7,603	31%	119%
Consumer Electronic Sales	1,924	7%	10,440	43%	(82)%
Sub-total (1)	18,537	67%	18,043	74%	3%
Software	9,345	33%	6,389	26%	46%

Total net revenues	$27,882	100%	$24,432	100%	14%

(1)For the purpose of disclosure in footnote  10 – Segment Information to the consolidated financial statements, Consume Electronic Sales for 2008 was included as part of Data mining segment.

Data mining. The Data Mining sector (excluding Consumer Electronic Sales) experienced a 119% increase in revenue year over year, accounting for 60% of total revenue in 2008. The significant growth in the Data Mining sector was the primary contributor to Jingwei’s overall performance in 2008 offset by a decrease of approximately 82% in the Consumer Electronic Sales sector. This decrease in Consumer Electronic Sales is due to a change in basis of recording from gross to net. See Footnote 10, Segment Information. Continuously strong demand in telecom carriers such as China Mobile and China Telecom, along with newly-promoted data-base marketing projects in the retail industry, supported the significant growth of Jingwei’s data mining business in 2008. Because of the global economic downturn, we foresee that in 2009 growth in the retail industry may decrease significantly. However, the expected deployment of 3G infrastructure in China nationwide is expected to result in increased demand for data mining services.

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

Customers in the telecommunications industry are our main end users, and they have monopoly power in the market over service or equipment suppliers. The normal and customary payment terms are typically six to twelve months. Due to the global economic crisis, the Company extended payment terms beyond the normal and customary terms to certain customers (e.g. China Mobile and China Unicom).  These terms may be up to seven months longer than the normal and customary terms. Last year, we successfully collected $20.3 million from customers and all transactions also under control by us. Although the extension of payment terms will slow down our cash flow, it is only a temporary arrangement. The Company believes that it will benefit from the rollout of the 3G network by telecommunications operators in 2009.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management (including our principal executive officer and principal financial officer, or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure.

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

JINGWEI INTERNATIONAL LIMITED
Dated: August 14, 2009	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2009	By:	/s/ Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ Robert Feng
Name: Robert Feng
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 14, 2009	By:	/s/ George (Jianguo) Du
Name:
Title: President and Chairman

Dated: August 14, 2009	By:	/s/ Li Wei
Name: Dr. Li Wei (David Lee)
Title: Director

Dated: August 14, 2009	By:	/s/ Zhisheng Wang
Name: Zhisheng Wang
Title: Director

Dated: August 14, 2009	By:	/s/ Corla Chen
Name: Corla Chen
Title: Director

Dated: August 14, 2009	By:	/s/ Jason Chen
Name: Jason Chen
Title: Director

Dated: August 14, 2009	By:	/s/ Wenhuang Liu
Name: Wenhuang Liu
Title: Director

Dated: August 14, 2009	By:	/s/ Lily Sun
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

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from six to twelve months in the normal course of business. The Company does not accrue interest on trade and other receivables.

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

Software and system services

Subject to these criteria and in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, the Company generally recognizes revenue from software and system services when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price pursuant to the percentage-of-completion method of accounting, and d) evidence  of customers’ acceptance of milestone achievement.  The Company’s software and system services sale arrangements do not have multiple deliverables.

As the software and system services typically takes more than three months to complete, the Company accounts for the timing and amount of revenue using the percentage-of-completion method based on proportion of work done. The percentage of work done is determined based  on milestones agreed in the contract and percentage of total contract value due to be paid upon achievement of  such milestones.  The amount due to be paid after achievement of certain milestones agreed in the contract generally reflects the progress of work done at that point.

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