Form 10-Q
period 2009-06-30
Jingwei International LTD
filed 2009-08-14
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to.

Commission File Number: 000-51725

JINGWEI INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	20-1970137
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 701-702, Building14, Keji C. Rd.,2nd,Software Park,
 Nanshan District,
Shenzhen, PRC 518057
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 11, 2009, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

PART I.
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Jingwei International Limited And Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and equivalents	$7,303,235	$5,472,408
Inventories	4,401,449	2,802,037
Trade receivables (net of allowance of doubtful accounts of $141,133 and $135,422)	19,564,068	19,371,524
Other receivables, prepayments and deposits (net of allowance of doubtful accounts of $103,410 and $117,787)	1,521,570	3,749,169
Total Current Assets	32,790,322	31,395,138

Non-current assets
Property, plant and equipment – Net	1,510,393	1,305,917
Acquired Intangible Assets	11,620,073	12,238,501
Long term Investment	1,735,624	1,733,244

Total Assets	$47,656,412	$46,672,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$1,795,126	$1,965,619
Accruals and other payables	984,858	1,465,571
Income Tax payable	430,553	358,168
Deferred Tax	288,035	192,930
Loan from a stockholder	487,916	559,286
Total Current Liabilities	3,986,488	4,541,574

Total Liabilities	3,986,488	4,541,574

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional Paid-in Capital	15,475,331	15,403,411
Statutory and other reserves	883,936	883,936
Accumulated other comprehensive income	2,612,423	2,564,066
Retained Earnings	17,211,282	15,803,104
Total Jingwei International Limited and Subsidiaries' Stockholders' Equity	36,200,021	34,671,566
Noncontrolling interest	7,469,903	7,459,660
Total Equity	43,669,924	42,131,226

Total Liabilities and Stockholders' Equity	$47,656,412	$46,672,800

See accompanying notes to condensed consolidated financial statements

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(Stated in US Dollars)

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Sales	$4,086,795	$8,788,418	$8,030,513	$14,541,866
Cost of sales	(2,611,391)	(3,869,131)	(5,033,697)	(5,938,519)
Gross profit	1,475,404	4,919,287	2,996,816	8,603,347

Expenses
Selling, General and Administrative expenses	(715,112)	(1,012,663)	(1,118,489)	(1,710,188)
Research and development costs	(189,530)	(351,151)	(443,387)	(516,142)
Total Expenses	(904,642)	(1,363,814)	(1,561,876)	(2,226,330)

Income from operations	570,762	3,555,473	1,434,940	6,377,017

Other income (expenses)
Subsidy income	234,171	286,962	355,386	543,690
Interest income	3,740	3,835	7,764	8,760
Finance costs	-	(4,276)	-	(8,039)
Other income (expense)	(12,229)	(28,544)	(26,295)	(24,450)
Total other income	225,682	257,977	336,855	519,961

Income before income taxes	796,444	3,813,450	1,771,795	6,896,978

Income taxes	(8,963)	(776,686)	(363,617)	(1,080,625)

Net income	787,481	3,036,764	1,408,178	5,816,353
Less: Net income attributable to the noncontrolling interest	-	-	-	-
Net Income attributable to Jingwei International Limited and Subsidiaries	$787,481	$3,036,764	$1,408,178	$5,816,353

Earnings Per Share (Basic)	$0.05	$0.18	$0.08	$0.34

Earnings Per Share (Diluted)	$0.05	$0.18	$0.08	$0.34

Weighted Average Common Shares Outstanding
Basic	17,049,000	17,049,000	17,049,000	17,049,000
Diluted	17,049,000	17,131,660	17,049,000	17,090,330

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Stated in US Dollars)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net Income	$787,481	$3,036,764	$1,408,178	$5,816,353

Other Comprehensive Income
Foreign currency translation adjustment	4,837	643,583	48,357	1,261,434

Comprehensive Income	792,318	3,680,347	1,456,535	7,077,787
Comprehensive income attributable to the noncontrolling interest	-	-	-	-
Comprehensive income attributable to Jingwei's Limited and Subsidiaries	$792,318	$3,680,347	$1,456,535	$7,077,787

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

			Jingwei International Limited Stockholders
	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive income	Common Stock	Additional Paid-In Capital	Statutory and Other Reserves	Noncontrolling Interest

Beginning Balance	$42,131,226	$-	$15,803,104	$2,564,066	$17,049	$15,403,411	$883,936	$7,459,660
Comprehensive income:
Net income (loss)	1,408,178	1,408,178	1,408,178	-	-	-	-	-
Other comprehensive income:
Foreign currency translation adjustment	58,600	48,357	-	48,357	-	-	-	10,243
Share based compensation cost	71,920	-	-	-	-	71,920	-	-

Ending balance(unaudited)	$43,669,924	$1,456,535	$17,211,282	$2,612,423	$17,049	$15,475,331	$883,936	$7,469,903

See accompanying notes to condensed consolidated financial statements.

Jingwei International Limited And Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Stated in US Dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash flows from operating activities
Net income	$1,408,178	$5,816,353
Adjustments to reconcile net income to net
cash(used in)provided by operating activities：
Depreciation & amortization	1,064,215	752,533
Allowance for doubtful accounts	38,913	21,233
Amortization of stock options issued for services	71,920	171,263
Write-off of long term investment	49,527	-
Changes in operating assets and liabilities：
Trade receivables	(664,568)	(4,331,308)
Other receivables, prepayments and deposits	141,373	(2,641,977)
Inventories	462,697	(719,045)
Trade payables	319,566	(275,992)
Other payables and accrued expenses	(479,516)	(1,130,615)
Income tax payable	163,064	351,410

Net cash flows provided by (used in) operating activities	2,575,369	(1,986,145)

Cash flows from investing activities
Acquisition of property and equipment	(359,887)	(319,750)
Acquisition of intangible assets	(270,588)	(1,900,861)
Long term Investment	(49,520)	-

Net cash flows used in investing activities	(679,995)	(2,220,611)

Cash flows from financing activities
Net proceeds from private placement	-	-
Loan from a stockholder	(71,579)	-
Repayment of stockholder loans	-	-

Net cash flows used in financing activities	(71,579)	-

Effect of foreign currency translation on cash
and cash equivalents	7,032	436,839

Net increase (decrease) in cash and equivalents	1,830,827	(3,769,917)

Cash and cash equivalents-beginning of period	5,472,408	10,760,020

Cash and cash equivalents-end of period	$7,303,235	$6,990,103

Supplemental Disclosure of Cash Flow Information
Income tax paid	$196,860	$773,665
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to acquired intangible assets	$-	$5,231,805

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1       CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared by Jingwei International Limited (the “Company”).  These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K/A for the year ended December 31, 2008 (“2008 Form 10-K/A”).  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2008 Form 10-K/A should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2009 may not be indicative of operating results to be expected for the full year.

Jingwei International Limited and its consolidated subsidiaries and variable interest entities (the “Company”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, our President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”). Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Ltd. (“Jingwei HK”), which was established on October 31, 2006 in HongKong. On February 8, 2007, a wholly subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Co., Ltd. (Jingwei Communication), a PRC company, entered into various agreements. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity of the Company. These agreements with Jingwei Communicaiton are for a ten year term with early termination in accordance with certain terms of the agreements. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd. (“Yulong IT”) which Jingwei Communication owns 100% and New Yulong Software Technology Development Co. Ltd. (“Yulong Software”) which Jingwei Communication owns 51.89% and Yulong IT owns the other 48.11%. On July 23, 2008, Yulong IT established a 100%-owned subsidiary, Beijing Media Advertising Co. Ltd. (“Beijing Media”). On April 29, 2009, Yulong IT established a 100%-owned subsidiary, Shenzhen Xinguo Chuang Information Technology Co. Ltd. (“Xinguo Chuang”).

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

The Company did not meet the July 16, 2007 filing deadline (60 days from the Closing Date of the Offering) and November 12, 2007 effective deadline (180 days from the Closing Date of the Offering) and therefore incurred liquidated damages of $341,975 on that date. The Company is also incurring interest expense of 18% per annum rate of the liquidated damages.

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

As ofn December 31 2007, the Company achieved the Net Income Threshold. The 2,000,000 shares were released by the Escrow Agent.

Following the completion of the merger and the Offering, Shellco had 17,049,000 shares of Common Stock outstanding on a fully-diluted basis.

Note 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements of Jingwei International Limited (“Jingwei International”), its subsidiaries, namely, Jingwei HK, Jingwei Hengtong, and its variable interest entities, namely Jingwei Communication, Yulong IT, Yulong Software, Beijing Media and Xinguo Chuang have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

As Jingwei International is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, Beijing New Media and Xinguo Chuang which are qualified as variable interest entities (VIE). The assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of June 30, 2009, the VIE had assets of $43,691,621, liabilities of $17,296,215, revenues of $7,141,740, and operating expenses of $1,232,934. No assets were pledged or given as collateral against any borrowings.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade and other receivables.  As of June 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Depreciation is provided on straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows:-

	Annual rate	Residual value
Software	20%	0%
Motor vehicles	19%	5%
Office equipment and computers	19%	5%

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

Software and system services

Subject to these criteria and in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, the Company recognizes revenue from software and system services when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price, and d) the customer acceptance of the project is reasonably assured. The Company’s software and system services sale arrangements do not have multiple deliverables.  As the software and system services typically takes more than three months to complete, the Company accounted for the timing and amount of revenue using the percentage-of-completion method based on proportion of work done. The percentage of work done is determined based on milestones agreed in the contract and percentage of total contract value due to be paid upon achievement of such milestones. The amount due to be paid after achievement of certain milestones agreed in the contract generally reflects the progress of work done at that point.

Datamining services

Revenue from datamining services is recognized when the services are rendered.

Consumer electronic sales

The Company follows Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). Based on EITF No.99-19, the Company recognized all revenue from the sales of consumer electronic goods on a net basis. This is classified as dataming service for the three and six months ended June 10, 2009 in Segment information in Note 8.

Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received.

Subsidy income

Government subsidies that compensate Yulong IT and Yulong Software for general expenses incurred and research and development activities are recognized as subsidy income at the time when the approval documents are obtained from the relevant government authorities and when the proceeds are received.

Included in subsidy income for the six months ended June 30, 2009 of $355,386 is $14,620 and $116,960 received from the Shenzhen Technology and Information Bureau on March 11, 2009 and June 29, 2009 which are categorized as a subsidy to Yulong Software for technology research and development and $223,806 VAT returned from Shenzhen tax authority.

Advertising, transportation, research and development expenses

Advertising, transportation and research and development expenses are charged to expense as incurred.

For the three months and six months ended June 30, 2009, there were no advertising and transportation costs incurred.

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

(b)      Discretionary surplus reserve

In accordance with the articles of association of the Company’s PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting.  None of the Company’s PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to June 30, 2009.

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

On April 16, 2008 the Company granted total of 44 key employees of the Company, options to purchase a total of 260,400 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years with 65,100 shares in each year. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $593,191 ($2.278 per unit) with an assumed 80.20% volatility, 6.25 years term for the options, a risk free rate of 3.27% and a dividend yield of 0%. There was $37,074 and $nil recognized for the three months ended June 30, 2009 and 2008, and $74,149 and $nil recognized for the six months ended June 30, 2009 and 2008.

On December 25, 2008 the Company granted to Yijia Bi (John), the former CFO of the Company, options to purchase a total of 100,000 shares of the Company’s common stock at a strike price equal to $1.00 and vested equally in a two-year period with the first 50,000 due to vest on May 12, 2010 provided he is still employed by the Company. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $53,500 ($ 0.535 per unit) with an assumed 74.5% volatility, a five year term for the options, a risk free rate of 2.10% and a dividend yield of 0%. John resigned as of June 30, 2009. As none of the option has vested as at his date of resignation, the Company reversed $6,688 of the cost of stock-based compensation charged to the income statement in prior periods.

In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three months ended June 30, 2009 of $30,387 and six months ended June 30, 2009 and 2008 of $71,920 and $171,263 in connection with the issuance of these options.

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

The following table summarizes all Company stock option transactions between January 1, 2009 and June 30, 2009:

	Options & warrants outstanding	Vested shares	Range of Exercise price per common share
Balance, January 1, 2009	1,903,250	1,542,850	$1.00-$7.00
Granted/vested during the three months ended June 30, 2009	-	65,100	$4.95
Cancelled during the three months ended June 30, 2009	(100,000)	-	$1.00
Balance, June 30, 2009	1,803,250	1,607,950	$4.90-$7.00

Options & warrants Outstanding

		Weighted Average
	Number Outstanding	Remaining	Weighted Average
Range of Exercise Prices	Currently Exercisable at June 30, 2009	Contractual Life (Years)	Exercise Price of Options Currently Exercisable

$4.90-$7.00	1,607,950	2.22	$5.94

Basic and diluted earnings per share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share is computed using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. For 2008, the incremental shares from assumed conversion of the options and warrants amounted to 41,330 for the six months to June 30, 2008. There was no incremental share for the three months to June 30, 2008 as assumed conversion was anti-dilutive. For 2009, the basic and diluted earnings per share was the same since assumed conversion of the options and warrants was anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS160”), which amends Accounting Research Bulletin (“ARB 51”), “Consolidated Financial Statements “(ARB 51”). This statement was adopted effective January 1, 2009. FAS160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontroling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $7,469,903 in 2009 and $7,459,660 in 2008 of Minority Interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to non controlling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

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

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of EITF Issue No. 07-5 did not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.

However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ended June 30, 2009. Subsequent events have been evaluated through August 13, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).This Statement is a revision to FIN 46(R) and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This Statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

Note 3       INVENTORIES

	June 30, 2009	December 31, 2008
Project cost	$3,997,134	$2,225,275
Others	404,315	576,762
Total	4,401,449	2,802,037

Note 4       OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Prepayment for purchasing of data, goods and services	$1,055,799	$1,082,181
Others	465,771	2,666,988
Total	$1,521,570	$3,749,169

Note 5       ACQUIRED INTANGIBLE ASSETS, NET

The following table summarizes intangible assets as of June 30 and December 31, 2008:

	June 30, 2009	December 31, 2008
Cost	$14,611,618	14,322,795
Accumulated amortization	(2,991,545)	(2,084,294)
Net	11,620,073	12,238,501

The acquired intangible assets represent cost of acquired databases net of accumulated amortization. The increase in acquired intangible assets represents databases that have been tested and been placed in service during the six months ended June 30, 2009. The databases have estimated useful lives of 8 years. Amortization expenses related to intangible assets was $456,631 and $380,021 for the three months ended June 30, 2009 and 2008, and $904,797 and $655,576 for the six months ended June 30, 2009.

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

The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 were 1.1% and 20.4%, and for the six months ended June 30, 2009 and 2008 were 20.5% and 15.7% respectively.  These rates in those periods differed from the statutory PRC rates of 25%, due mainly to the differential tax rates applicable to New Yulong IT and New Yulong Software, subsidy income that is exempt from income tax, additional deduction allowed for research and development expenses by the Chinese tax authority, over-provision of tax for fiscal year ended December 31, 2008 for Yulong IT due to an approval from tax authority to decrease tax rate from 18% to 15% effective from January 1, 2008

As of January 1, 2009 the Company had no unrecognized tax benefits on any related interest of penalties. There was no change in unrecognized tax benefits and accrual for uncertain tax positions as of the period ended June 30, 2009. Tax years from 2006 to 2008 remain subject to examination by major tax jurisdiction.

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

Hong Kong
Jingwei HK  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for the six months ended June 30, 2009 and 2008 is 16.5%.

PRC

The Company generated substantially all of its net income from its PRC operations for the six months ended June 30, 2009. New Yulong Software and New Yulong IT were registered in Shenzhen, a special economic zone in the People’s Republic of China (“PRC”). The two companies are entitled to a preferential income tax rate of 10% and 15% respectively in 2009.  According to the pronouncement of tax bureau, this rate will increase to 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012 onwards. As New Yulong Software is a government certified advanced and new technology enterprise in Shenzhen, half of its taxable income is exempt income tax in 2008 and 2009. New Yulong IT applied for government certified advanced and new technology enterprise in China in 2008 and its income tax rate is adjusted to 15% effective from January 1, 2008.

Note 8       SEGMENT INFORMATION

Beginning February 1, 2007, with the acquisition of Jingwei Communication, the Company has two reportable segments based on the type of services provided, dataming services, and software and system services. Information for the segments for the three and six months ended June 30, 2009 and 2008 in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information” are as follows:

	Three Months Ended June 30
	2009			2008
	Datamining Services	Software Services	Total	Data- mining Services	Software Services	Total
Net Revenue	$2,580,227	$1,506,568	$4,086,795	$6,406,853	$2,381,565	$8,788,418
Gross Profit	970,236	505,168	1,475,404	3,398,773	1,520,514	4,919,287
Net Income	517,853	269,628	787,481	2,098,123	938,641	3,036,764
Segment Assets	35,777,220	11,879,192	47,656,412	31,001,037	13,868,979	44,870,016
Depreciation & Amortization	501,606	35,428	537,034	414,815	11,430	426,245
Expenditure for Segment Assets	616,753	-	616,753	930,995	-	930,995

	Six Months Ended June 30
	2009			2008
	Datamining Services	Software Services	Total	Data- mining Services	Software Services	Total
Net Revenue	$4,769,924	$3,260,589	$8,030,513	$9,663,094	$4,878,772	$14,541,866
Gross Profit	1,958,493	1,038,323	2,996,816	5,336,790	3,266,556	8,603,346
Net Income	921,037	487,141	1,408,178	3,536,434	2,279,919	5,816,353
Segment Assets	35,777,220	11,879,192	47,656,412	31,001,037	13,868,979	44,870,016
Depreciation& Amortization	993,363	70,852	1,064,215	724,164	28,369	752,533
Expenditure for Segment Assets	630,475	-	630,475	2,220,611	-	2,220,611

There is no inter-segment revenue. Substantially, all of the Company’s operations are located in the PRC and a majority of their customers are also located in the PRC. Segment assets include property, plant and equipment and intangible assets.

Note 9       LEASE COMMITMENT AND OTHER CONTACTRAL OBILIGATIONS

Lease Commitment

On May 21, 2008, one of the Company’s VIE, Beijing Media entered into a lease agreement with a lease term of 39 months from October 1, 2008 to December 31, 2011 at a monthly rental of RMB 184,932 ($27,037) and a monthly service charge of RMB 26,534 ($3,879). This agreement provides office space for the operation of Beijing Media. Beijing Media is not obligated to pay rent for the following months: October 2008, October 2009, November 2009, November 2010, December 2010 and December 2011. A 3-month deposit has been paid.

On March 21, 2009, Beijing Media signed an agreement with Beijing Huaxia Fengjing Network technology Co., Ltd (“Beijing Huaxia”). According to the agreement, Beijing Huaxia will take over the rental liability with effect from January 1, 2009 and the service charge effective from April 1, 2009.

In June, 2009, Beijing Media and Beijing Huaxia entered into a new agreement in which Beijing Media will bear the rental of a unit at a monthly rental of RMB 11,070 ($1,618) and a monthly service charge of RMB 1,589 ($232) effective from July 1, 2009.

Other contractual obligations

On February 29, 2008, one of the Company’s VIE, New Yulong IT engaged Tsinghua University to provide research and development service for total consideration of RMB 7.0M ($1,022,674). As of December 31, 2008, RMB 500,000 ($73,048) has been paid. The remaining balance is required to be paid in four installments with RMB 1.5M ($219,144) to be paid by March 31, 2009 based on the progress of project development, RMB 2.5M ($365,241) to be paid by February 29, 2010 and RMB 2.5M ($365,241) to be paid by February 29, 2011. Since the project did not meet the planned target on June 30, 2009, the payment of the remaining balance will be delayed.

On July 31, 2009, one of the Company’s VIE, Xinguo Chuang entered into an acquisition agreement with Shenzhen Newway Digital S&T Co., Ltd.(“Newway”), a company organized under the laws of the People’s Republic of China. Pursuant to the agreement, Xinguo Chuang will acquire the value-added service and channel sales business of Newway for cash and stock options of the Company in the amount of RMB 45 million ($6,574,334). The total amount in cash payment is RMB 22.5 million ($3,287,167), of which RMB 10 million ($1,460,963) shall be paid within one month of the effective date and RMB 12.5 million ($1,826,204) shall be paid within three months of the effective date. The equity portion of the consideration consists of options to purchase RMB 22.5 million ($3,287,167) shares of the Company’s common stock at an exercise price of $1.00 per share, provided that sales revenue from the business is not less than RMB 30 million ($4,382,889) and net income from the business is not less than RMB 15 million ($2,191,445) for the fiscal year ending June 30, 2010 and sales revenue from the business is not less than RMB 40 million ($5,843,852) and net income from the business is not less than RMB 15 million ($2,191,445) for the fiscal year ending June 30, 2011. If net income from the business is not less than more than RMB 10 million ($1,460,963) but less than RMB 15 million ($2,191,445) for the fiscal year ending June 30, 2010, then the number of options to be granted shall be reduced by half, or 11.25 million ($1,643,583) options. If net income is more than RMB 8.0 million ($1,168,770) but less than RMB 10 million ($1,460,963) for the fiscal year ending June 30, 2010, then no options will be granted and Newway shall return RMB 6.25 million ($913,102) cash to Xinguo Chuang before September 30, 2010.

Note 10     MAJOR CUSTOMERS

The Company had sales to a customer that accounted for approximately 12% of net sales during the six months ended June 30, 2009. This customer accounted for approximately 8% of trade receivable balance as at June 30, 2009.

Note 11     MAJOR SUPPLIERS

The Company had purchases from three vendors that accounted for approximately 35% of purchases during the six months ended June 30, 2009. These vendors accounted for approximately 29% of trade payable as at June 30, 2009.

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

Business Outlook and Other Recent Developments

We have seen slight improvements in our business during the second quarter of 2009. Although our data mining business continued to experience slowdowns from the private business sectors, demands for our software in the telecom sectors have improved.

In data mining, due to stimulus measures implemented by the Chinese government, we have seen increasing activities in real estate marketing as this sector is the first to benefit from this measure. Revenue from the real estate sectors account for a large share of our data mining revenues. However, other business sectors such as financials and retails were still very cautious on spending in marketing and advertising. With our current large accounts cutting back significantly on their marketing budgets, the data mining revenue share has dropped slightly compared to our previous year.

On the other hand, we have seen increased demand for our software services in the telecom sector as operators are now in full gears for 3G deployment. As some of our trials have started to transition into commercial deployments, we experienced increase revenue shares from the software segment. We supplied application software to telecom operators for their 3G services. One particular significant win for us was the Unicom Operation Analysis Software System where the Company is the sole provider of the systems software for the Guangzhou branch of China Unicom operations. We expect this trend to continue as the subscriber base expands in China.

In addition to getting the existing business back on growth track, the Company has recently acquired a data mining service business for the telecom value added services. This acquisition will provide the launch pad for us to expand into 3G related value added services. Since this is an accretive acquisition, we will expect to see revenue and net profit contributions from this transaction.

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

Recent Accounting Pronouncements

See footnote 2 - Summary of Accounting Policies to the condensed consolidated financial statements for recent accounting pronouncements.

RESULTS OF OPERATIONS

Net revenues

	Three Months Ended June 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues：

Data mining	$2,580	63%	$6,407	73%	(60)%
Software Services	1,507	37%	2,381	27%	(36)%
Total net revenue	$4,087	100%	$8,788	100%	(53)%

Total net revenue decreased 53% for the second quarter of 2009 year over year. This was primarily due to year over year decrease in data mining by 60% and software by 36% resulting from a steep decline in demand for our services.

Data mining. Data mining revenue decrease 60% for the second quarter of 2009 year over year. This decrease was mainly due to economic downturn in the world, which significantly affected our business. Particularly in the financial and retail sectors as well as in older telecom services, we experienced a significant slowdown in marketing and advertising spending.  Several of the banks in China that we signed contracts with during the last year have either cancelled or delayed their marketing campaigns.

Software Services.  Software services revenue decrease 36% for the second quarter of 2009 year over year. Although we experienced down turns in the software sector, demands for new software services fueled by 3G deployments in telecom helped cushion the severity of the downturn. As a result, the software revenue decrease was not as dramatic as in the data mining segment during this quarter. In fact, we are seeing slightly higher demand for our software services compared to last quarter.

	Six Months Ended June 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues：

Data mining	$4,770	59%	$9,663	66%	(51)%
Software Services	3,261	41%	4,879	34%	(33)%
Total net revenue	$8,031	100%	$14,542	100%	(45)%

For the first half year of 2009, total net revenue decreased 45% compared with the same period of 2008. During the first half year of 2008, international software sales accounted for $3.71 million (RMB 25.36 million), while 2009 has almost zero in the international software sales. Similarly, during the first half of 2009, datamining business in Coloring Ring tone, Magic Ring tone and mobile short messages advertising experienced a significant downturn compared to approximately $0.58 million (RMB 4 million) revenue in the first half of 2008.  Finally, due to customer delayed deployment, software revenue also experienced a decrease of almost $1.5 million (RMB 10 million). Added to the effect of financial crisis, Beijing New Media’s business did not reach the Company’s original target and no revenue was generated.

Cost of revenues

	Three Months Ended June 30
	2009	2008	% of Changes
	(In thousands, except percentages)
Cost of revenues：

Data mining	$1,610	$3,008	(46)%
Software Services	1,001	861	16%
Total cost of revenues	$2,611	$3,869	(32)%

After implementation of cost reductions, our total cost of revenues decreased 32% for the second quarter of 2009 year over year, while sales revenue was 53% lower. Our efforts to control costs on the labor side were more effective than on the materials purchase side.

Data mining. Cost of data mining revenue decreased 46% for the second quarter of 2009 year over year. This decrease was associated with the decrease in data mining services and amortization costs of acquired database assets.

Cost of data mining revenue consists mainly of  a) compensation and expenses for the professionals involved in data mining and data analysis, b) amortization of acquired database assets, and c) fees paid to third-party software service companies, mobile operators and others for their services and resources.

Software Services.  Cost of software services revenue increased 16% for the second quarter of 2009 year over year. The increased cost mainly was contributed to retaining our human capital while revenue was not able to cover the cost.

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

	Six Months Ended June 30
	2009	2008	% of Changes
	(In thousands, except percentages)
Cost of revenues：

Data mining	$2,811	$4,326	(35)%
Software Services	2,222	1,613	38%
Total cost of revenues	$5,033	$5,939	(15)%

For the first half year of 2009, total cost of revenue decreased 15% compared with the same period of 2008. The decrease is mainly due to lower purchase costs and a decrease in headcount.

Gross profit margin

	Three Months Ended June 30
	2009	2008
	(In thousands, except percentages)
Gross profit margin：

Data mining	38%	53%
Software Services	34%	64%
Overall	36%	56%

Overall gross margin decreased 20% year over year for the second quarter of 2009, which was mainly due to the decrease in the gross margins of data mining and software services.

Data mining. The gross margin of data mining decreased 15 percentage points year over year for the second quarter of 2009. This was mainly due to lower revenue and the fixed nature of many of the costs in this business.

Software Services.  The gross margin of software services decreased 30 percentage points year over year for the second quarter of 2009. This was mainly due to the decrease in revenue and higher compensation costs and expenses caused by increased project headcount.

	Six Months Ended June 30
	2009	2008
	(In thousands, except percentages)
Gross profit margin：

Data mining	41%	55%

Software Services	32%	67%
Overall	37%	59%

For the first half year of 2009, total gross margin decreased 22% compared with the same period of 2008. The price of each order decreased due to the strong market competition, however, purchase costs decreased slightly, with the result that margin decreased accordingly.

Operating Expenses
	Three Months Ended June 30
	2009		2008		% of Changes
	(In thousands, except percentages)

		% of total net revenue		% of total net revenue

Selling, General and Administrative Expenses.	$715	17%	$1,013	12%	(29)%

Research and Development Costs.	189	5%	351	4%	(46)%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, and office expenses. The decrease reflected the gradually decreased headcount during the first half year of 2009 and our implementation of a salary freeze. In addition,  management decreased traveling expenses and  took action to control expenses, such as rental and stationary expenditure.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. Due in part to the economic downturn, payments pursuant to our cooperation agreement with Tsinghua University were delayed until later in 2009, resulting a decrease in research and development costs. However, we believe that our research and development expenses will increase accordingly in the second half year of 2009.

	Six Months Ended June 30
	2009		2008		% of Changes
	(In thousands, except percentages)

		% of total net revenue		% of total net revenue

Selling, General and Administrative Expenses.	$1,118	14%	$1,710	12%	(35)%

Research and Development Costs.	443	6%	516	4%	(14)%

For the first half year of 2009, SG&A decreased 35% compared with the same period of 2008 and R&D cost decreased 14%. These decreases were due to the headcount decreases and salary freeze described above, as well as the expense cutting actions taken by management.

LIQUIDITY AND CAPITAL RESOURCES

	As of June 30
	2009	2008
	(In thousands)

Cash and cash equivalents	$7,303	$6,990

Working capital	$28,804	$25,742

Shareholder’s equity	$36,200	$31,212

As of June 30 2009, we had $7.3 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations through 2009.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30
	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$2,575	$(1,986)
Net cash used in investing activities	(680)	(2,220)

Net cash used in financing activities	(71)	-
Effect of foreign currency translation on cash and cash equivalents	7	436
Net increase (decrease) in cash and cash equivalents	1,831	(3,770)
Cash and cash equivalents - beginning of period	5,472	10,760
Cash and cash equivalents - end of period	$7,303	$6,990

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2009 was $2.6 million. This was primarily attributable to the net income of $1.4 million, adjusted by non-cash related expenses of $1.2 million. The net increase in working capital items was primarily due to an increase in trade receivables and decrease in trade payables and other payables. We extend credit to customers ranging from four to seven months in the normal course of business and our trade receivables are within our credit control. However, we expect to speed up our collection process in the next quarter.

Investing activities

Cash used in investing activities for the six months ended June 30, 2009 was $680 thousand which was mainly attributable to the acquisition of fixed assets and office software.

Financing activities

Cash flow used in financing activities for the six months ended June 30, 2009 was $71,000 which is due to loan from stockholder.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to the issuer’s management (including our principal executive officer and principal financial officer, or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended June 30, 2009.

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

Dated: August 13, 2009

JINGWEI INTERNATIONAL LIMITED

By:	/s/Regis Kwong
Name: Regis Kwong
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Feng
Name: Robert Feng
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)