Form 10-Q
period 2009-09-30
Jingwei International LTD
filed 2009-11-16
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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

As of November 16, 2009, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Jingwei International Limited

and

Subsidiaries

Consolidated Financial Statements

September 30, 2009

Jingwei International Limited
and
Subsidiaries

CONTENTS

Page

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-26

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and equivalents	$2,882,340	$5,472,408
Inventories	2,338,740	2,802,037
Trade receivables, less allowance for doubtful accounts of $907,409 and $135,422, respectively	24,000,277	19,371,524
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,701 and $117,787, respectively	3,247,783	3,749,169
Total Current Assets	32,469,140	31,395,138

Non-current assets
Property, plant and equipment, net	1,442,624	1,305,917
Intangible assets, net	17,000,373	12,238,501
Long term investment	1,737,452	1,733,244

	$52,649,589	$46,672,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$2,082,215	$1,965,619
Accruals and other payables	1,105,479	1,465,571
Income tax payable	604,770	358,168
Deferred tax	347,004	192,930
Loan from a stockholder	488,006	559,286
Total Current Liabilities	4,627,474	4,541,574

Other liabilities	2,809,904	-

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional paid-in capital	15,512,405	15,403,411
Statutory and other reserves	883,936	883,936
Retained earnings	18,671,214	15,803,104
Accumulated other comprehensive income	2,649,840	2,564,066
Total Jingwei International Stockholders' Equity	37,734,444	34,671,566
Noncontrolling interest	7,477,767	7,459,660
Total Equity	45,212,211	42,131,226
	$52,649,589	$46,672,800
See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Stated in US Dollars)

	Three months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$8,763,167	$8,568,360	$16,793,680	$23,110,226
Cost of sales	(5,369,243)	(5,127,216)	(10,402,940)	(11,065,735)
Gross Margin	3,393,924	3,441,144	6,390,740	12,044,491

Expenses
Selling, General and Administrative expenses	(1,639,683)	(1,278,613)	(2,758,172)	(2,988,800)
Research and development costs	(392,855)	(202,503)	(836,242)	(718,646)
	(2,032,538)	(1,481,116)	(3,594,414)	(3,707,446)

Income from operations	1,361,386	1,960,028	2,796,326	8,337,045

Other income (expense)
Subsidy income	196,655	-	552,041	543,690
Interest income	167,154	224,673	174,918	233,433
Finance costs	-	(3,940)	-	(11,979)
Other expenses	(15,290)	(13,733)	(41,585)	(38,183)
	348,519	207,000	685,374	726,961

Income before income taxes	1,709,905	2,167,028	3,481,700	9,064,006

Income tax expense	(249,973)	(265,229)	(613,590)	(1,345,854)

Net income	1,459,932	1,901,799	2,868,110	7,718,152
Less: Net income attributalbe to the noncontrolling interest	-	-	-	-
Net Income attributalbe to Jingwei International Limited and Subsidiaries	$1,459,932	$1,901,799	$2,868,110	$7,718,152

Foreign currency translation adjustment	37,417	77,559	85,774	1,338,993
Comprehensive Income	$1,497,349	$1,979,358	$2,953,884	$9,057,145

Earnings per share
Basic and diluted	$0.09	$0.11	$0.17	$0.45

Weighted Average Common Shares Outstanding
Basic and diluted	17,049,000	17,049,000	17,049,000	17,049,000

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash  Flows
(Stated in US Dollars)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$2,868,110	$7,718,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,884,359	1,230,667
Allowance for doubful accounts	829,901	31,821
Amortization of stock options issued for services	108,994	300,127
Changes in operating assets and liabilities:
Trade receivables	(5,536,162)	(10,031,166)
Other receivables, prepayments and deposits	443,472	(1,275,529)
Inventories	463,297	(592,805)
Trade payables	116,596	78,592
Other payables and accrued expenses	(360,092)	(438,628)
Deferred tax	154,074	-
Income tax payable	246,602	289,598

Net cash flows provided by (used in) operating activities	1,219,151	(2,689,171)

Cash flows from investing activities:
Acquisition of property and equipment	(343,536)	-
Acquisition of intangible assets	(3,589,934)	(494,498)
Long term Investment	-	(893,918)

Net cash flows used in investing activities	(3,933,470)	(1,388,416)

Cash flows from financing activities:
Repayment to loan from a stockholder	(71,579)	-

Net cash flows used in financing activities	(71,579)	-

Effect of foreign currency translation on cash and cash equivalents	195,830	452,349

Net decrease in cash and equivalents	(2,590,068)	(3,625,238)

Cash and cash equivalents-beginning of period	5,472,408	10,760,020

Cash and cash equivalents-end of period	$2,882,340	$7,134,782

Supplemental disclosure of cash flow information
Income tax paid	$268,536	$1,101,020
Supplemental disclosure of non-cash investing activities
Transfer of prepayment to intangible assets	$-	$5,557,110

See notes to consolidated financial statements.

NOTE 1  CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

Corporation Information

Jingwei International Limited ("the Company" or "Jingwei International") and its consolidated subsidiaries and variable interest entities (the “Group”, “we” or “us”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, our President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”) and a wholly owned subsidiary of Jingwei International Limited. Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Limited (“Jingwei HK”), which was established on October 31, 2006 in Hong Kong. On February 8, 2007, a wholly owned subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Company Limited (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Company, Limited (Jingwei Communication), a PRC company, entered into various agreements. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity (“VIE”) of the Company. These agreements with Jingwei Communicaiton are for a ten year term with early termination in accordance with certain terms of the agreements. Jingwei Communication has two subsidiaries, New Yulong Information Technology Company Limited (“Yulong IT”) of which Jingwei Communication owns 100% and New Yulong Software Technology Development Company Limited. (“Yulong Software”) of which Jingwei Communication owns 51.89% and Yulong IT owns the remaining 48.11%. On July 23, 2008, Yulong IT established a 100%-owned subsidiary, Beijing Media Advertising Company Limited (“Beijing Media”). On April 29, 2009, Yulong IT established a 100%-owned subsidiary, Shenzhen Xinguo Chuang Information Technology Company Limited (“Xinguo Chuang”).

On May 16, 2007, Jingwei BVI entered into a share exchange agreement with Neoview, Synergy Business Consulting LLC, a principal shareholder of Neoview, and the shareholders of Jingwei BVI. Neoview is a public Shell Company (“Shellco”) organized under the law of Nevada. Pursuant to the share exchange agreement, Shellco acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s shareholders in exchange for the issuance to Jingwei BVI’s shareholders of 11,554,000 shares of Shellco common stock, constituting 86.4% of Shellco’s outstanding shares of common stock on a fully-diluted basis.  As a result of this transaction, Jingwei BVI will become a wholly-owned subsidiary of Shellco. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by Jingwei BVI for the net monetary assets of Shellco, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Shellco, are those of the legal acquiree, Jingwei BVI, which is considered to be the accounting acquirer. Shares and per share amounts stated have been adjusted to reflect the merger.

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

As of December 31 2007, the Company achieved the Net Income Threshold. The 2,000,000 shares were released by the Escrow Agent.

Following the completion of the merger and the Offering, Shellco had 17,049,000 shares of Common Stock outstanding on a fully-diluted basis.

Description of Business

The Company, through its subsidiaries and VIEs, is one of the leading providers of data mining and customer relationship marketing services in the PRC. With a customer database of about 400 million Chinese consumers, we enable leading multinational and Chinese companies to reach their target audience. Our services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and Wireless Value Added Services. We also operate a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers. The software services business strengthens sales opportunities for our high margin data mining platform, and allows us to enhance our customer database. In addition, it allows us to leverage the telecom resources to provide comprehensive marketing and advertising delivery channels to reach the target consumers for our corporate customers.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of presentation and consolidation

The accompanying consolidated financial statements of Jingwei International, its subsidiaries, namely, Jingwei BVI, Jingwei HK, Jingwei Hengtong, and its variable interest entities, namely Jingwei Communication, Yulong IT, Yulong Software, Beijing Media and Xingguo Chuang have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Form 10-K/A for the year ended December 31, 2008 (“2008 Form 10-K/A”). The Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  The Notes to Financial Statements included in the 2008 Form 10-K/A should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2009 may not be indicative of operating results to be expected for the full year.

The consolidated financial statements include the accounts of Jingwei International, its subsidiaries and variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46: Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”), which was superseded by a revised interpretation (“ASC Topic 810”). These interpretations address financial reporting for entities over which control is achieved through means other than voting rights. According to the requirements of ASC Topic 810, Jingwei International has evaluated its relationships with Jingwei Communication. Jingwei International has concluded that, Jingwei Communication is a “variable interest entity” for accounting purposes, since as a result of the contractual arrangements, which enable Jingwei International to control Jingwei Communication, Jingwei International is the primary beneficiary of Jingwei Communication. Accordingly, Jingwei International adopted the provisions of ASC Topic 810 and consolidates Jingwei Communication. Jingwei Communication’s original capital contribution is recorded as “Noncontrolling interest” on the Company’s consolidated balance sheet.

As Jingwei International is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, and Beijing New Media, those entities are qualified as VIEs. The assets and liabilities and revenues and expenses of the VIE have been included in the accompanying consolidated financial statements. The principal activities of the VIE are in the provision of datamining and software development services. As of September 30, 2009, the VIE had assets of $47,126,482, liabilities of $19,947,363, revenues of $14,582,682, and operating expenses of $3,055,787. No assets were pledged or given as collateral against any borrowings.

Pursuant to the operating agreement among Jingwei Hengtong, Jingwei Communication and the shareholders of Jingwei Communication signed on February 8, 2007, Jingwei Hengtong agrees to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivable and all of its assets to Jingwei Hengtong.

Use of estimates

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade receivables and other receivables, inventories, and the estimation on useful lives of property, plant and equipment and intangible assets.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash，cash equivalents and trade and other receivables.  As of September 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s and other debtor’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

Comprehensive income

The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income (“ASC Topic 220-10”). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes foreign currency translation adjustments.

Cash and cash equivalents

Cash and cash equivalents include all cash on hand, deposits in banks, and highly liquid investments with original maturity of three months or less.

Trade and other receivables and allowance of doubtful accounts

Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, management establishes the provisioning policy to make allowances according to the aging of trade and other receivables as follows:

% of general
Trade and other receivables due:	provision

Within one year	0.3
After one year but within two years	5.0
After two years but within three years	20.0
Over three years	100.0

Additional specific provision is made against trade and other receivables when collection appears doubtful.

Bad debts are written off when identified.

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

Intangible assets, net

Intangible assets consist of the database, software, strategic alliance and non-compete agreement acquired which are valued at acquisition cost less accumulated amortization. Amortization of database, strategic alliance and non-compete agreement is calculated using the straight-line method over its expected useful lives of 8 years, 5.5 years and 2 years, respectively.

Impairment of long-lived assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC Topic 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets and intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets and intangibles in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s financial statements.

Revenue recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that future economic benefits will flow to the entity and specific criteria have been met for each of the Company’s activities as described below.

Software and system services

Revenues from software and system were internally developed and recognized in accordance with Statement of Position No. 97-2, Software Revenue Recognition, when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price, d) the customer acceptance of the project is reasonably assured, e) when collectability is probable. There is no multiple deliverable in software revenue.

Datamining services
Revenue from datamining services is recognized when the services are rendered.

Subsidy income

Government subsidies that compensate the Company for general expenses incurred and research and development activities are recognized as income at the time when the approval documents are obtained from the relevant government authorities and when they are received.

Included in subsidy income for the nine months ended September 30, 2009 of $552,041, $277,755 was granted by the Shenzhen Technology and Information Bureau for technology research and development and $274,286 by the Shenzhen tax authority as VAT refund.
Advertising, transportation, research and development expenses

Advertising is expensed when incurred or when advertising first takes place. Transportation and research and development expenses are charged to expense as incurred.

For the three months and nine months ended September 30, 2009, there were no advertising or transportation costs incurred.

Statutory and other reserves

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

Discretionary surplus reserve
In accordance with the articles of association of the Company’s PRC entities, the appropriation of net income reported in the PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting.  None of the Company’s PRC entities had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to September 30, 2009.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes” (“ASC Topic 740”). Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Warranty

We account for product warranties in accordance with SFAS No. 5, Accounting for Contingencies (“ASC Topic 450”). We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The hardware manufacture generally provides a warranty for the first year of the life of the component.  For software warranty, we estimate the costs to provide bug fixes, such as security patches, over the life of the warranty. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. In our experience the cost of providing warranties has been immaterial.

Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income (“ASC Topic 220-10”). Comprehensive income is a more inclusive financial reporting methodology, including disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

Reporting currency and translation

The consolidated financial statements have been prepared in accordance with GAAP. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“RMB”). However, the reporting currency is the United States dollar (“USD”). Assets and liabilities of these companies have been translated into dollars using the exchange rate at the balance sheet date. Income and expense items are translated at average rate for the period.  Translation adjustments are reported separately and accumulated in a separate component of equity (accumulated other comprehensive income).

Foreign currency transactions

Exchange differences arising on settlement of monetary items or on translating monetary items at the balance sheet date are recognized in the income statement except for exchange differences arising on monetary items that form part of the Company’s net investment in foreign subsidiaries, which are recognized reported separately and accumulated in a separate component of equity (accumulated other comprehensive income).

Foreign operations

All of the Company’s operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Stock-based compensation

The Company adopted SFAS No. 123(R), Share-Based Payment (“ASC Topic 718-10”), effective January 1, 2006. Common stock, stock options and common stock warrants issued to employees, directors and non-employees are recorded on the basis of their fair value, as required by (“ASC Topic 718-10”). For stock options and common stock warrants issued to non-employees, they are measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” (“ASC Topic 505-50”)

On April 16, 2008, the Company granted total of 44 key employees of the Company, options to purchase a total of 260,400 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years with 65,100 shares in each year. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $593,191 ($2.278 per unit) with an assumed 80.20% volatility, 6.25 years term for the options, a risk free rate of 3.27% and a dividend yield of 0%. There was $37,074 and $nil recognized for the three months ended September 30, 2009 and 2008, and $111,223 and $74,149 recognized for the nine months ended September 30, 2009 and 2008

On September 29, 2009, the Company granted to Rick Luk, the CEO of the Company, options to purchase a total of 200,000 shares of the Company’s common stock at a strike price equal to $1.64 and vested in three years with 20,000 shares on December 31, 2009; 30,000 shares on March 31, 2010; 20,000 shares on June 30, 2010; 30,000 shares on September 30, 2010; 20,000 shares on March 31, 2011; 30,000 shares on September 30, 2011; 20,000 shares on March 31, 2012, and 30,000 shares on September 30, 2012. The options will expire ten years after the date of grant, on September 30, 2019. The fair value was estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

Volatility	84.6%
Life of option(year)	10
Risk free interest rate	5.910%
Expected dividend rate (percent)	-
Forfeiture rate (percent)	-
Weighted-average fair value per option granted	0.883

The grant date fair value of the options was $176,600.

In accordance with ASC Topic 718-10, the Company has recorded stock-based compensation expense during the three months ended September 30, 2009 of $37,074 and nine months ended September 30, 2009 and 2008 of $111,223 and $333,488 in connection with the issuance of these options.

The following table summarizes all Company stock option transactions between January 1, 2009 and September 30, 2009:

	Options & warrants outstanding	Vested shares	Range of Exercise price per common share
Balance, January 1, 2009	1,903,250	1,542,850	$1.00-$7.00
Granted/vested during the nine months ended September 30, 2009	200,000	65,100	$1.64-$4.95
Lapsed/cancelled during the nine months ended September 30, 2009	(150,000)	(50,000)	$1.00-$4.95
Balance, September 30, 2009	1,953,250	1,557,950	$1.00-$7.00

Options & warrants Outstanding

	Number Outstanding	Weighted Average Remaining	Weighted Average
Range of	Currently Exercisable	Contractual Life	Exercise Price of Options
Exercise Prices	at September 30, 2009	(Years)	Currently Exercisable

$1.00-$7.00	1,557,950	4.27	$5.43

Basic and diluted earnings per share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per common share is computed using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. The incremental shares from assumed conversion of the options and warrants amounted to 41,330 for the nine months to September 30, 2008. There was no incremental share for the three months to September 30, 2008 as an assumed conversion was anti-dilutive. For 2009, the basic and diluted earnings per share were the same since assumed conversion of the options and warrants was anti-dilutive.

Recently Adopted Accounting Pronouncements

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ASC Topic 820”) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption, which primarily affected the valuation of our derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 320-10-65”). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to adopt these updates effective for interim and annual reporting periods ending after June 15, 2009 The adoption did not have a material effect on our financial condition or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (“ASC Topic 820-10”) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

Business Combinations and Noncontrolling Interests

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC Topic 805”). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. We adopted this guidance effective January 1, 2009 and have applied it to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (“ASC Topic 405”). This updated guidance was effective January 1, 2009. The Company does not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS160”), which amends Accounting Research Bulletin (“ARB 51”), “Consolidated Financial Statements “(ARB 51”). This statement was adopted effective January 1, 2009. FAS160 provides guidance for the accounting, reporting and disclosure of non-controlling interests and requires, among other things, that non-controlling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $7,477,767 in 2009 and $7,459,660 in 2008 of Minority Interests (now referred to as non-controlling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to non controlling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

ASU No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force;

ASU No. 2009-14, Software (“ASC Topic 985”) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.

ASU No. 2009-13: This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14: This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“ASC Topic 810-10”). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets”, (“ASC Topic 810”). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted since its interim period ended June 30, 2009. Subsequent events for the nine months ended September 30, 2009 have been evaluated through November 14, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-15. Except for ASU’s No. 2009-05, 2009-13 and 2009-14 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC Topic 715-20-65”). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC Topic 420-20-25”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC Topic 420-20-25 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. ASC Topic 420-20-25 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. ASC Topic 420-20-25 is currently not applicable to the Company.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“ASC Topic 815-40”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of ASC Topic 815-10 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of ASC Topic 815-40 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC Topic 260-10”). ASC Topic 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC Topic 260-10, Earnings Per Share. Under the guidance of ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted ASC Topic 260-10as of January 1, 2009. Company does not currently have any share-based awards that would qualify as participating securities.

NOTE 3 INVENTORIES
	September 30, 2009	December 31, 2008
Project cost	$1,867,125	$2,225,275
Others	471,615	576,762
	$2,338,740	$2,802,037

NOTE 4 OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Prepayment for purchase of goods and services	$2,313,858	$1,082,181
Other receivables and deposits	933,925	2,666,988
	$3,247,783	$3,749,169

NOTE 5 INTANGIBLE ASSETS, NET

The following table summarizes intangible assets as of September 30, 2009 and December 31, 2008:
	September 30, 2009	December 31, 2008
Cost
Database	$14,525,052	$14,322,795
Strategic alliance	5,784,193	-
Non-compete agreement	316,339	-
Software	129,422	-
Less: Accumulated amortization	3,754,633	2,084,294
	$17,000,373	$12,238,501

Intangible assets represent acquired databases, strategic alliance, non-compete agreement and software. The addition of intangible assets for strategic alliance and non-compete agreement was described in detail as follows:

In June 2009, the Company has entered into an agreement with Shenzhen Newway Digital S&T Company Limited (“Newway”), in which the Company has formed a strategic alliance with Newway for its telecommunication value-added services (the “Transaction”). Pursuant to the agreement, Newway will conduct all its value-added services exclusively with the Company in 2 fiscal years commencing the effective date of the agreement, July 1, 2009.

Total consideration of the Transaction amounted to RMB45 million ($6,581,257), including RMB22.5 million ($3,290,628) in cash and equivalent RMB22.5 million ($3,290,628) in shares with a par value of $1.00 together with certain performance conditions in 2 fiscal years commencing the effective date of the agreement. The number of shares will be determined by dividing the amount above into market price at the time of distribution of the shares.

The Company accounts for the acquired intangible assets at fair value and has hired a professional valuation firm to evaluate the fair value of the acquired intangible assets, including a strategic alliance and a non-compete agreement. The fair value was estimated using the excess earning approach and with and without method, based on which, RMB39,550,000 ($5,784,193) and RMB2,163,000 ($316,339) was recorded as intangible asset of the strategic alliance and the non-compete agreement, respectively, which were amortized in 5.5 and 2 years, respectively.

The contingent consideration of payment in shares, which would be settled based on certain performance conditions, has been assessed and accounted for as other long term liabilities, amounting to $2,809,904.

Amortization expenses related to intangible assets was $763,088 and $406,812 for the three months ended September 30, 2009 and 2008, and $1,667,885 and $1,062,388 for the nine months ended September 30, 2009 and 2008 respectively.

NOTE 6 LONG TERM INVESTMENT

In 2008, one of the Company’s VIEs, Yulong IT, invested in Shanghai Jiuhong Investment Limited Company (“Shanghai Jiuhong”), which is expected to invest in technology companies. Yulong IT holds 19.8% of Shanghai Jiuhong’s equity interest, and accounts for the investment under cost method.

NOTE 7 INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC Topic 740.

The Company’s effective tax rates for the three months ended September 30, 2009 and 2008 were 14.6% and 12.2%, and for the nine months ended September 30, 2009 and 2008 were 17.6% and 14.8% respectively.  These rates in those periods differed from the statutory PRC rates of 25%, due mainly to the differential tax rates applicable to New Yulong IT and New Yulong Software, over-provision of tax for fiscal year ended December 31, 2008 for Yulong IT due to an approved from tax authority to decrease tax rate from 18% to 15% effective from January 1, 2008.

As of January 1, 2009 the Company had no unrecognized tax benefits on any related interest of penalties. There was no change in unrecognized tax benefits and accrual for uncertain tax positions as of the period ended September 30, 2009. Tax years from 2006 to 2008 remain subject to examination by major tax jurisdiction.

United States

Jingwei International Limited is subject to US Federal tax at a rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2008, and 2007 and believes that its earnings are permanently invested in the PRC. No tax benefit has been recognized since a valuation allowance has offset the deferred tax asset.

BVI
Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong
Jingwei HK  was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for the nine months ended September 30, 2009 and 2008 is 16.5%.

PRC
The Company generated substantially all of its net income from its PRC operations for the nine months ended September 30, 2009. New Yulong Software and New Yulong IT were registered in Shenzhen, a special economic zone in the PRC. The two companies are entitled to a preferential income tax rate of 10% and 15% respectively in 2009.  According to the pronouncement of the tax bureau, this rate will increase to 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012 onwards. As New Yulong Software is a government certified advanced and new technology enterprise in Shenzhen, half of its taxable income is exempt income tax in 2008 and 2009. New Yulong IT applied for government certified advanced and new technology enterprise in China in 2008 and its income tax rate is adjusted to 15% effective from January 1, 2008.

NOTE 8 SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, dataming services, and software and system services. Information for the segments for the three and nine months ended September 30, 2009 and 2008 in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“ASC Topic 280-10”) are as follows:
	Three Months Ended September 30,
	2009			2008
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$5,451,796	$3,311,371	$8,763,167	$5,959,194	$2,609,166	$8,568,360
Gross Profit	2,271,341	1,122,583	3,393,924	2,433,045	1,008,099	3,441,144
Net Income	977,041	482,891	1,459,932	1,344,658	557,141	1,901,799
Segment Assets	40,682,286	11,967,303	52,649,589	36,578,697	11,146,142	47,724,839
Depreciation& Amortization	784,696	35,448	820,144	442,198	26,847	469,045
Expenditure for Segment Assets	3,302,995	-	3,302,995	531,338	-	531,338

	Nine Months Ended September 30,
	2009			2008
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$10,221,720	$6,571,960	$16,793,680	$15,622,288	$7,487,938	$23,110,226
Gross Profit	4,229,834	2,160,906	6,390,740	7,769,835	4,274,655	12,044,490
Net Income	1,898,078	970,032	2,868,110	4,881,092	2,837,060	7,718,152
Segment Assets	40,682,286	11,967,303	52,649,589	36,578,697	11,146,142	47,724,839
Depreciation& Amortization	1,778,059	106,300	1,884,359	1,175,451	55,216	1,230,667
Expenditure for Segment Assets	3,933,470	-	3,933,470	1,388,416	-	1,388,416

There is no inter-segment revenue. Substantially, all of the Company’s operations are located in the PRC and a majority of their customers are also located in the PRC. Segment assets include property, plant and equipment and intangible assets.

NOTE 9 LEASE COMMITMENT AND OTHER CONTRACTUAL OBLIGATIONS

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of September 30, 2009 are as follows:

September 30, 2009

Within 1 year	$151,156
Within 2 years	151,156
Thereafter	213,431
$515,743

New Yulong IT entered into a lease agreement with a lease term of five years from April 22, 2008 to April 21, 2013 at a monthly rental of RMB75,050 ($10,978).  Beijing Media rents a unit at a monthly rental of RMB11,070 ($1,618) from July 1, 2009 to December 31, 2011.

Other contractual obligations

On February 29, 2008, New Yulong IT engaged Tsinghua University to provide research and development service for total consideration of RMB7.0 million ($1,023,751). As of September 30, 2009, RMB500,000 ($73,125) has been paid. Due to the delay in meeting the project planned target, the Company is still  negotiating with the service provider for the settlement of the remaining balance.

NOTE 10 MAJOR CUSTOMERS

The Company had sales to three customers that accounted for approximately 22% of net sales during the nine months ended September 30, 2009. These customers accounted for approximately 16% of trade receivable balance as at September 30, 2009.

NOTE 11 MAJOR SUPPLIERS

The Company had purchases from three vendors that accounted for approximately 27% of purchases during the nine months ended September 30, 2009. These vendors were fully paid as at September 30, 2009.

NOTE 12 SUBSEQUENT EVENTS

As of November 14, the Company did not have significant subsequent events.

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

Business Overview

Jingwei International Limited (“we,” “us,” “the Company,” or “Jingwei”) is one of the leading providers of data mining and customer relationship marketing services in the People’s Republic of China (the “PRC” or “China”). With a customer database of about 400 million Chinese consumers, we enable leading multinational and Chinese companies to reach their target audience. Our services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and Wireless Value Added Services (“WVAS”). We also operate a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers. The software services business strengthens sales opportunities for our high margin data mining platform, and allows us to enhance our customer database. In addition, it allows us to leverage the telecom resources to provide comprehensive marketing and advertising delivery channels to reach the target consumers for our corporate customers.

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

We believe our future growth is in the broad adoption of our data mining service across various business segments and to leverage our vast consumer data to provide targeted marketing for domestic and multinational companies who want to carve out a burgeoning consumer market in China. In order to cement our leadership position in data mining and marketing, we will need to enhance our data mining infrastructure such as hardware and software tools as well as our data center. In addition, we plan to continue to acquire more consumer data from different industries and to constantly refresh and update the data that will help strengthen our data mining business.

Business Outlook and Other Recent Developments

Weathering through the downturn of the global economy in the end of 2008 with disappointing results in the first half of 2009, the Company has taken management actions aimed at re-building revenue growth momentum with improved margin and earnings through rationalized product cost reduction, improved spending and cost control as well as strengthening our market position and expanding our services and product capabilities.  In July 2009, we completed the strategic business partnering agreement with Newway Technology to acquire the right to leverage their telecom value-added services and channel sales business to augment our datamining business portfolio. This agreement has provided the platform for us to expand into 3G related value-added services which would help to fuel our growth in the datamining segment.  In the third quarter, we have recorded noted improvement in revenue and earnings, but percentage GP and EBT improvement was marginal due to additional investment in sales, marketing and product initiatives in both the data mining and software services area.

In the datamining segment, while Jingwei has achieved marginal improvement in the existing market sector, its agreement with Newway Technology on the telecom value added services completed in July 2009 has contributed to a solid growth in revenue and earnings.  This growth is expected to accelerate as Jingwei begins to integrate the expanded capabilities into its mainstream offerings.  Also, building on the momentum to become an integrated marketing solutions provider through multi-media channels, on October 22, 2009, the Company signed a framework agreement with Jiangsu province (Suqian municipal government Industrial Park) to collaborate with the telecom operators to leverage our datamining and software services expertise to build an outsourced e-Contact center with integrated telemarketing and customer support capabilities to support the business promotion and customer care programs for the telecom operators nationwide.

In the Software Services segment, our operation analysis and billing software continued to enjoy moderate growth in revenue and earnings.  In addition, following full deployment of 3G nationwide in China, Jingwei has delivered several major application service solutions to the telecom operators, resulting in strong growth in revenue over Q2.  One major customer achievement was to provide a total system solution to the Henan Telecom Bureau of China Telecom for their security monitoring and operation control systems in their switching centers in the province.

Looking ahead, we expect our growth momentum to continue as the global economy continues to recover. And the demand for our product and services increases as result of the full deployment of 3-G in the telecom sector and the rapidly increasing subscribers base in the PRC. For the year, while we still expect our results to trail behind 2008, we expect strong recovery in revenue and earnings growth in the second half compared to the first half of 2009.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. In doing so, we have to make estimates and assumptions that affect our reported amount of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical data and trends and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. For further information on our critical accounting policies, see the discussion in Note 2 to the Notes to the Consolidated Financial Statements.

Software and system service
Revenues from software and system were internally developed and were generally recognized revenue from software and system services in accordance with Statement of Position No. 97-2, Software Revenue Recognition, when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price, and d) the customer acceptance of the project is reasonably assured, and e) when collectability is probable. There is no multiple deliverable in software revenue.

Recent Accounting Pronouncements
FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ASC Topic 820”) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption, which primarily affected the valuation of our derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 320-10-65”). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to adopt these updates effective for interim and annual reporting periods ending after June 15, 2009 The adoption did not have a material effect on our financial condition or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (“ASC Topic 820-10”) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

Business Combinations and Noncontrolling Interests

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC Topic 805”). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. We adopted this guidance effective January 1, 2009 and have applied it to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (“ASC Topic 405”). This updated guidance was effective January 1, 2009. The Company does not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS160”), which amends Accounting Research Bulletin (“ARB 51”), “Consolidated Financial Statements “(ARB 51”). This statement was adopted effective January 1, 2009. FAS160 provides guidance for the accounting, reporting and disclosure of non-controlling interests and requires, among other things, that non-controlling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $7,477,767 in 2009 and $7,459,660 in 2008 of Minority Interests (now referred to as non-controlling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to non controlling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

ASU No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force;

ASU No. 2009-14, Software (“ASC Topic 985”) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.

ASU No. 2009-13: This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14: This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“ASC Topic 810-10”). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets”, (“ASC Topic 810”). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted since its interim period ended June 30, 2009. Subsequent events for the nine months ended September 30, 2009 have been evaluated through November 14, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-15. Except for ASU’s No. 2009-05, 2009-13 and 2009-14 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC Topic 715-20-65”). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC Topic 420-20-25”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC Topic 420-20-25 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. ASC Topic 420-20-25 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented. ASC Topic 420-20-25 is currently not applicable to the Company.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“ASC Topic 815-40”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of ASC Topic 815-10 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of ASC Topic 815-40 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC Topic 260-10”). ASC Topic 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC Topic 260-10, Earnings Per Share. Under the guidance of ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted ASC Topic 260-10as of January 1, 2009. Company does not currently have any share-based awards that would qualify as participating securities.

RESULTS OF OPERATIONS

Net revenues
	Three Months Ended September 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues :
Datamining	$5,452	62%	$5,959	70%	(9	) %
Software Services	3,311	38%	2,609	30%	27%
	$8,763	100%	$8,568	100%	2%

Total net revenue increased 2% for the third quarter year over year.  This was primarily due to a 27% increase in software services revenue year over year offset by a decrease of 9% in data mining revenue.

Datamining.  Revenue decreased by 9% for the third quarter compared to the same period in 2008.  This decrease was due to a continuing softness in demand for our services in the existing market sector experienced in the first half year.  However, the strategic agreement with Newway Technology completed in July,2009 has provided the platform to leverage our datamining capability to broaden our services in WAP, IVR, SMS and mobile communication areas which generated new revenue for this segment in the quarter.

Software Services. Revenue increased by 27% for the third quarter compared to the same period in 2008. This increase was primarily due to customer acceptance of several trials of our operation analysis and billing software in the quarter. In addition, the full deployment of 3G in China created new demand for our software services.  One major achievement with a new customer, in the amount of $2.19 million for the third quarter was to provide a total system solution to the Henan Telecom Bureau of China Telecom for their security monitoring and operation control systems in their switching centers in the province.

	Nine Months Ended September 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues :
Datamining	$10,222	61%	$15,622	68%	(35	) %
Software Services	6,572	39%	7,488	32%	(12	) %
	$16,794	100%	$23,110	100%	(27	) %

For the nine months of 2009, total net revenue decreased 27% compared with the same period in 2008. This was primarily due to general market weakness and disappointing results in the first 2 quarters of 2009; of which, major decrease was on the data mining segment for the first 6 months. In the third quarter, however, we have taken management actions and we are starting to rebuild the growth momentum for both the data mining and the software services segment as witnessed by the much improved results in the third quarter of 2009 compared to  the second quarter of 2009. For the year, while we still expect the results to trail behind 2008, we would expect strong recovery in the second half of 2009 in terms of revenue and earnings growth compared to the first half of 2009.

Cost of revenues
	Three Months Ended September 30
	2009	2008	% of Changes
	(In thousands, except percentages)
Cost of revenues :
Datamining	$3,180	$3,526	(10	) %
Software Services	2,189	1,601	37%
	$5,369	$5,127	5%

Total cost of revenue for the quarter was 5% higher compared to the same period in 2008, while sales revenue increased by 2%. The unfavorable cost increase was primarily due to a higher than expected increase in cost of software services associated with the new development and provisioning of new system solutions in procuring new contracts.

Datamining.  Cost of datamining revenue decreased by 10% for the third quarter of 2009 year compared to the third quarter of 2008.  This reflected a cost reduction in line with the decrease of 9% in revenue for the quarter.

Software Services.  Cost of software services revenue increased by 37% for the third quarter of 2009 year over year.  This increase was more than the 27% increase in revenue for the quarter. This increase was due to higher development and material costs associated with the development of a new software and provisioning of  system solutions to procure new contracts.

	Nine Months Ended September 30
	2009	2008	% of Changes
	(In thousands, except percentages)
Cost of revenues :
Datamining	$5,992	$7,852	(24	) %
Software Services	4,411	3,213	37%
	$10,403	$11,065	(6	) %

For the nine months ended September 30, 2009, total cost of revenue decreased by 6% compared to the same period in 2008. This decrease was mainly due to lower purchase costs and a decrease of headcount in the first two quarters. Cost of revenues in datamining experienced a decrease of 24% for the nine months ended September 30, 2009, while the software service increased by 37% for the nine months ended September 30, 2009.

Gross profit margin
	Three Months Ended September 30
	2009	2008
	(In thousands, except percentages)
Gross profit margin :
Data mining	42%	41%
Software Services	34%	39%
Overall	39%	40%

Overall gross margin decreased by 1 % year over year for the third quarter of 2009, which was primarily due to a 5% decrease in software services offset by a 1% increase in datamining..

Datamining. The gross margin of datamining increased by 1% year over year for the third quarter of 2009 due to product mix, improved market condition and better pricing in the quarter.

Software Services.  The gross margin of software services decreased by 5 percentage year over year for the third quarter of 2009. This was primarily due to an increase in development and material costs associated with the development of new software and provisioning of system solutions to win new contracts.

	Nine Months Ended September 30
	2009	2008
	(In thousands, except percentages)
Gross profit margin :
Data mining	41%	50%
Software Services	33%	57%
Overall	38%	52%

For the nine months ended September 30, 2009, total gross margin decreased by 14% compared with the same period in 2008. This decrease was primarily due to significant price erosion as result of the downturn of the economy and a very fierce market competition in the first two quarters of 2009.

Operating Expenses
	Three Months Ended September 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue

Selling, General and Administrative Expense	$1,640	19%	$1,279	15%	28%
Research and Development Cost	393	4%	203	2%	94%

Selling, General and Administrative Expense.  Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, and office expenses. Due to the operation development in the third quarter of 2009, more sales persons are employed, and the selling, general and administrative expenses increased accordingly.

Research and Development Cost.  Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. Our core competitive strength is research and development.  Although our revenues decreased  due to economic downturn, we increased research and development costs  to position the company for future profit capability.

	Nine Months Ended September 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue

Selling, General and Administrative Expense	$2,758	16%	$2,989	13%	(8	) %
Research and Development Cost	836	5%	719	3%	16%

For the nine months ended September 30, 2009, SG&A decreased by 8% compared with the same period of 2008. R&D cost increased by 16%. The decrease in SG&A was primarily due to staff reduction and expenses control in the first 6 months of 2009; whereas the increase in R&D was to strengthen our core products to position for future growth and profit capability, despite revenue softness in the first six months of 2009

LIQUIDITY AND CAPITAL RESOURCES
	As of September 30
	2009	2008
	(In thousands)
Cash and cash equivalents	$2,882	$7,135
Working capital	$27,842	$27,777
Stockholder’s equity	$37,734	$33,320

As of September 30 2009, we had $2.9 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations through 2009.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30
	2009	2008
	(In thousands)
Net cash (used in) provided by operating activities	$1,219	$(2,689)
Net cash (used in) provided by investing activities	(3,933)	(1,388)
Net cash used in financing activities	(72)	-
Effect of foreign currency translation on cash and cash equivalents	196	452
Net (decrease) increase in cash and cash equivalents	(2,590)	(3,625)
Cash and cash equivalents - beginning of period	5,472	10,760
Cash and cash equivalents - end of period	$2,882	$7,135

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2009 was $1.2 million. This was based on net income of $2.9 million, adjusted by non-cash related expenses of $2.8 million, while the net decrease in other payables is $0.36 million, the decrease in inventory is $0.5million, and minus $5.5 million used in trade receivables, resulting in $1.2 M of net cash provided by operating activities for the nine months ended September 30,2009.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2009 was $3.9 million which was mainly attributable to the strategic business agreement with Newway Technology based on which we will have access to their intangible assets for profitable growth of our business in the datamining segment.

Financing activities

Cash flow used in financing activities for the nine months ended September 30, 2009 was $72 thousand which is due to loan from stockholder.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to the issuer’s management (including our principal executive officer and principal financial officer, or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure..

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the nine months ended September 30, 2009.

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

Dated: November 16, 2009

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Rick H. Luk
Name: Rick H. Luk
Title: Chief Executive Officer
(Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Robert Feng
Name: Robert Feng
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)