Form 10-K
period 2009-12-31
Jingwei International LTD
filed 2010-03-31
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2009

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 001-15046

JINGWEI INTERNATIONAL LIMITED
(Exact name of Registrant as Specified in its Charter)

Nevada	20-1970137
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Unit 701-702, Building 14,
Software Park, Keji Yuan Second Road
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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2009 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $17.0 million.

As of March 31, 2010, there were 17,049,000 shares of Common Stock outstanding.

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

PART I.

ITEM 1.  BUSINESS

Corporate Information

Jingwei International Limited ("the Company" or "Jingwei International") and its consolidated subsidiaries and variable interest entities (the “Group”, “we” or “us”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, our President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”) and a wholly owned subsidiary of Jingwei International Limited. Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Limited (“Jingwei HK”), which was established on October 31, 2006 in Hong Kong. On February 8, 2007, a wholly owned subsidiary of Jingwei HK, Jingwei Hengtong Technology (Shenzhen) Company Limited (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Company, Limited (Jingwei Communication), a PRC company, entered into various agreements. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity (“VIE”) of the Company. These agreements with Jingwei Communication are for a ten year term with early termination in accordance with certain terms of the agreements. Jingwei Communication has three subsidiaries, New Yulong Information Technology Co. Ltd. (“Yulong IT”) of which Jingwei Communication owns 100%, New Yulong Software Technology Development Co. Ltd. (“Yulong Software”) of which Jingwei Communication owns 51.89% and Yulong IT owns the other 48.11%, and Jiangsu Liandong Communication Ltd. ("Jiangsu Liandong") established by Jingwei Communication on December 11, 2009 with 100% equity interest. On July 23, 2008, Yulong IT established a 100%-owned subsidiary, Beijing Media Advertising Company Limited (“Beijing Media”). On April 29, 2009, Yulong IT established a 100%-owned subsidiary, Shenzhen Xinguo Chuang Information Technology Company Limited (“Xinguo Chuang”).

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

The Company did not meet the July 16, 2007 filing deadline (60 days from the Closing Date of the Offering) and November 12, 2007 effective deadline (180 days from the Closing Date of the Offering) and therefore incurred liquidated damages of $328,549 on that date. The Company is also incurring interest expense of 18% per annum rate of the liquidated damages. As of December 31, 2009, we recorded a contingent liability of $446,262 including accrued interests.

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

 In July, 2009 (the “Effective Date”), the Company and Xinguo Chuang entered into an acquisition agreement (the “Agreement”) with Shenzhen Newway Digital S&T Co., Ltd. (“Newway”), a company organized under the laws of the People’s Republic of China.  Pursuant to the Agreement, Xinguo Chuang is acquiring intangible assets from Newway including value added services and channels relationship for cash and shares of the Company in the amounts set forth below.  The value-added services include WAP (Wireless Application Protocol), IVR (Interactive Voice Response), game downloads, Color Ring and SMS (Short Messaging Service).  The parties agreed to build a strategic partnership, based on the acquired assets and technology intangibles in addition to sales and marketing collaboration and support as well as commitment to non-compete for VAS.

The Company and Newway entered into a supplementary agreement on January 22, 2010, which provides for (among other things) a period of support and non-competition by Newway in line with the original understanding of the parties.

Business Overview

Jingwei International Limited (“we,” “us,” the “Company,” or “Jingwei”), through its subsidiaries and VIEs, has evolved from the conventional data mining and customer relationship marketing services business to become a leading provider of data mining and interactive marketing services in the People’s Republic of China (the “PRC” or “China”). With a customer database of about 400 million Chinese consumers, we enable leading multinational and Chinese companies to reach their target audience. Currently, we operate two business segments in China: data mining and software services.

In the Data Mining segment, we offer a rich portfolio of business intelligence and interactive marketing services powered by our proprietary consumer database and the software tools we developed over the years. Our services include market segmentation, customer trend and churn analysis, fraud detection and a range of interactive marketing and advertising services such as telemarketing, direct mailing, mobile advertising, mobile value-added services (MVAS) and mobile application solutions. In the Software Services segment, we provide a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading telecommunication carriers. The software services business complements and strengthens sales opportunities for our high margin data mining and interactive marketing services platform, which not only allows us to enhance our customer database, it also provides useful tools to allow us to leverage the telecom resources to provide comprehensive multi-media marketing and advertising delivery channels to reach the target consumers for our corporate customers.

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

The primary geographic focus of our operations is in China including Hong Kong SAR, where we derive all of our revenues. We conduct our business operations through Jingwei Hengtong, a wholly-owned subsidiary company that became the primary beneficiary of Jingwei Communication via various contractual agreements. Jingwei Communication has two subsidiaries, New Yulong Information Technology Co. Ltd (”New Yulong IT”) and New Yulong Software Technology Development Co. Ltd ( “New Yulong Software”).

We believe our future growth is in the broad adoption of our data mining and interactive marketing service as well as mobile Internet solutions across various business segments by leveraging our resourceful consumer database to provide target marketing for domestic and multinational companies who want to carve out a burgeoning consumer market in China. In order to cement our leadership position in data mining and interactive marketing, we will need to continuously refresh, update and increase the number of profiles of our consumer database, enhance our data mining and interactive marketing infrastructure including the addition of new hardware and software capabilities as well as expanding our web-enabled call center operations to multiple cities.

How the Company Generates Revenue

We derive our revenues from the two business segments we operate in China, i.e., data mining and software services. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Data mining services are mainly sold on a project by project basis based on which we derive our revenue from two sources: (a) a contracted project development and implementation fee  for the project; and (b) an agreed share of the revenues with the service provider derived from consumer purchases resulting from our database marketing and promotion activities.

We work with business partners and operate under exclusive software licensing and revenue sharing agreements with China Mobile in 12 provinces and China Unicom in 5 provinces, and have software installations with several additional telecom companies, including China Broadcast and China Telecom.

We own and manage a database containing detailed biographical, demographic and purchasing information on about 400 million Chinese consumers and a selected group of small and medium-sized enterprises. We believe our database is the largest in China, and that it would be difficult for competitors to duplicate. The breadth of our database affords us the ability to conduct a wide range of data mining processes. Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing, mobile text and interactive advertising. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Within our data mining services operations, we also help market telecom operators’ to provide mobile value added services and mobile solutions where we share revenues on customer conversion for up to 20% of the sale. As example, with the launch of 3G this year, we have secured contracts to be the development agent and service partner to the mobile operators in the launch of application stores to the business enterprises and the consumers.

Our software services include a broad range of billing, business intelligence, provisioning support, decision support, operations support and customer relationship management systems, primarily for China’s leading telecom services carriers, systems vendors and the State Grid Corporation of China. By leveraging our strong relationships with these customers and business partners, we have been effective at cross-selling our comprehensive high margin data mining and interactive marketing services, both directly and indirectly to a wide spectrum of customer base through these service providers, thereby also allows us to refresh, enhance and update our customer database for other opportunities

Our software and data mining products and services assist customers in improving operational efficiency and identifying new market opportunities, trends and target audiences. Once identified, we assist in the promotion and marketing of new product and service offerings directly to end-users on behalf of our customers through a combination of Mobile Value Added Services and interactive marketing campaigns through multi-media channels including mobile Internet marketing solutions.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network in China including Hong Kong SAR. Our reseller networks consist of systems integration houses and telecom carriers where Jingwei’s products and services are sold as part of their systems solution package for their customers. We also contract other third parties as resellers to sell our software and mobile value added services. For software, we typically provide our resellers with a fixed cost and the resellers would sell the system with their own margins. For mobile value added services, we would pay a percentage from our revenue as commissions. Commissions are typically between 10 to 15%. All other products and services are sold through our direct sales. Data mining services are sold on a project by project basis and, in addition to fees, we derive or share in the revenues derived from consumer purchases resulting from our marketing and promotion activities.

In July 2006, Jingwei BVI established a wholly-owned subsidiary in Hong Kong, Jingwei Hong Kong, as well as a wholly-owned subsidiary in the People’s Republic of China, Jingwei Hengtong Technology (Shenzhen) Co., Ltd. (“Jingwei Hengtong”). We operate our telecom-related businesses in China primarily through Jingwei Communications, which is based in China and wholly-owned by Chinese citizens, including our President and Chairman, Mr. Du, who owns 90% of Jingwei Communications. We do not have an equity interest in Jingwei Communications. In order to meet domestic ownership requirements under Chinese law, which restrict foreign companies from operating in certain value-added telecommunications and Internet services sectors, Jingwei Communications is controlled by Jingwei Hengtong through a series of exclusive contractual relationships that are typical for international businesses in China. As a result of these arrangements, we have secured significant rights to influence Jingwei Communication’s business operations, policies and management, to approve all matters requiring shareholder approval, and the right to receive all income earned by Jingwei Communications. In addition, to ensure that Jingwei Communications and its shareholders perform certain obligations under these contractual arrangements, the shareholders have pledged to Jingwei Hengtong all of their equity interests in Jingwei Communications. Upon the occurrence of certain events, the equity interests will be transferred to Jingwei Hengtong, or at such time that current restrictions under PRC law on foreign ownership of Chinese companies providing value-added telecommunications services in China are lifted, Jingwei Hengtong may exercise its option to purchase the equity interests in Jingwei Communications. From time to time, Jingwei Hengtong enters into contracts with foreign affiliates of our telecom customers to provide services in China.

Industry and Market Overview

China Economic Overview

China’s GDP grew 11.4% in 2009 to $4.9 trillion and continues to rank as the world’s third largest economy. The National Bureau of Statistics of China forecasts average annual GDP growth of 8.5% through 2010.

In 2009, most of our revenues were derived from telecom-related customers. According to China’s Ministry of Industry and Information Technology (“MIIT”), the number of telephone users increased 79.5 million to 1 billion with mobile phone subscribers accounting for 70.4%. Total telecom revenues increase 14.4% compared to 2008.

The Internet in China is mobile-centric and is one of the country’s fastest growing industries. Internet users reached 384 million of which mobile Internet users account for 60.8% in 2009.

The China Internet Network Information Center estimates that nearly 2/3 of Internet users in China are under the age of 30. The average weekly time spent online has steadily increased from 15.9 hours in 2005 to 21 hours in 2008. The demographic characteristics and increased consumption trends are very attractive to marketers.

China’s Internet market can be grouped into three segments: (i) online advertising; (ii) online games; and (iii) Mobile Value Added Services.

Mobile Value Added Services is one of the fastest growing sectors of China’s Internet industry. The Mobile Value Added Services sector grew from zero to approximately $28 billion in the years 2001 to 2009. The Mobile Value Added Services sector is expected to double over the next five years resulting from (i) growth in wireless subscribers, (ii) low wireless penetration rates, (iii) increased spending power, (iv) average revenue per user (“ARPU”) expansion, (v) content proliferation, and (vi) network upgrades. Mobile Value Added Services service providers aggregate and/or develop digital content for wireless operators (e.g., China Mobile and China Unicom). Mobile Value Added Services based on current 3G network expand the range of services to include video messaging, wireless video chat, wireless radio and IPTV.

Providers of Mobile Value Added Services rely on wireless operators’ networks to deliver their content. China Mobile, with over 500 million subscribers, and China Unicom, with over 320 million subscribers, are currently the largest wireless operators in China. As such, wireless operators are focused on managing their rapid subscriber growth and network infrastructure, and have decentralized Mobile Value Added Services and software service management to their provincial offices. Decentralization by wireless operators has increased competition among service providers as each strives to develop original, innovative content.

The Mobile Value Added Services segment is highly fragmented with few large competitors and numerous niche competitors. Although large companies, such as TOM Online, Inc. SINA Corp. and KongZhong Corp., have national presence and account for the majority of industry revenues, they compete intensely with numerous provincial competitors having local relationships and expertise.

Through constant development of innovative content, Mobile VAS service providers have provided mobile operators with a significant, high margin revenue opportunity. Subscriber demand for new innovative content has led to strong mobile subscriber and ARPU growth. In addition, as competition increases between the incumbent mobile operators, they will need strong relationships with Mobile VAS service providers to enhance the subscriber experience and stickiness.

Fees are charged to a subscriber’s monthly bill and mobile operators typically charge a predetermined percentage of this fee and remit the remainder to the service provider. For advanced services, revenue sharing varies among products and services offered.

Data Mining Services Overview

Data mining, the extraction of hidden predictive information from large databases, is a powerful technology with great potential to help companies focus on the most important information in their data warehouses. Data mining and business intelligence tools predict future trends and behaviors, allowing businesses to make proactive, knowledge-driven decisions. These tools include statistical models, mathematical algorithms and machine learning methods (algorithms that improve their performance automatically through experience, such as neural networks or decision trees). The automated, prospective analyses offered by data mining move beyond the analyses of past events provided by retrospective tools typical of decision support systems. Data mining tools can help answer business questions that traditionally were too time-consuming to resolve. They scour databases for hidden patterns, finding predictive information that experts may miss because it lies outside their expectations.

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

☐
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

☐
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

A wide range of companies have deployed successful applications of data mining. The automobile, financial services, retailing and utility industries commonly use data mining to improve operational efficiency and identify new market opportunities, trends and target audiences. Examples of data mining applications include:

☐	A credit card company can leverage its vast warehouse of customer transaction data to identify customers most likely to be interested in a new credit product. Using a small test mailing, the attributes of customers with an affinity for the product can be identified. Recent projects have indicated more than a 20-fold decrease in costs for targeted mailing campaigns over conventional approaches.

☐
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

Products and Services

Software Services

Our software services include a broad range of operation and business support systems, such as billing systems, provisioning solutions, maintenance support, decision support and customer relationship management systems. Our software products are engineered to allow our customers to integrate our software with existing applications and services with minimal effort and programming overhead, which helps customers to improve their customer relationships and operating efficiency. Although typically sold together, our software services are segmented into operation and business support services.

All telecom and cable operators require operation support services (OSS) to provide services to their customers. Once OSSs are installed, business support services (BSS) are required to maintain and manage customers. Whenever Jingwei sells its proprietary OSS, BSS is also generally sold along with it, although each can be purchased on a stand-alone basis to supplement another provider. For most of the customers for whom Jingwei maintains third party OSS, BSS was sold as a replacement for the third party’s BSS. Going forward, Jingwei expects to focus its software in billing, business intelligence analysis and CRM for 3G related services. Telecom operators typically already receive Operating Support Services (OSS) since this system is the base for them to offer their services. Once OSS is installed, it is almost impossible for the operators to replace those services with a different system due to service disruption risk. Hence, we only sell OSS to telecom operators for new service offerings that require a new OSS.

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

Many cable operators are starting to convert their cable system to digital. They all immediately require a new OSS to get their digital service started and then typically install BSS later when they see fit. Therefore, cable operators require more OSS than BSS during this conversion period. Being the leading provider of IPTV and Digital TV system, Jingwei has implemented OSS and billing software in 20 provinces so far.

Operation Support Services (OSS)

NYL-RAS (Revenue Assurance)	Analyzes operations to prevent loss of revenue

GT800 OBSS (Operation Billing Support System)	Provides operation and billing support for GT800 system

JF2000 Billing and Accounting System	Provides operation and billing support for Internet protocol television (IPTV) system

NGN Integrated Accounting System	Provides operating and billing support for NGN systems

YLDC-2000 Online Collection System	Collects call record data and translates it for use by business operation support systems

Interconnect Monitor and Analysis System	Monitors calls between different networks to provide real-time settlement analysis

Charge Simulation System	Simulates billing charges based on historical data, market information and simulated future scenarios to analyze customer reactions

Data Warehousing	Assists companies in the collection and management of their customer data

Customer-turn Prediction Model	Identifies the most valuable customers so that proper measures can be taken to prevent the loss of such customers

Customer Classification Model	Assists companies in categorizing their customers based on similar characteristics

Customer Terminal Value Model	Determines the total value of a customer

Customer Lifecycle Identification Model	Helps identify the lifecycle positioning of a customer

Digital TV System	BOSS for Digital TV

Cross Royalty Rating Model	Analyzes the amount of incentive that customers should receive

Customer Call Patent Fingerprint ID Model	Analyzes individual customer behaviors

Cross-sell and Up-sell Model	Analyzes a customer's purchasing activity and helps identify probable future purchases based on historical activity

Customer Credit Rating Model	Predicts the probability that a customer will breach its contract

Data Mining (and Business Intelligence Analysis)

Data mining is a technology that assists companies in identifying the most important information within the data they have collected on their current and potential customers. Through the use of data mining, companies are able to improve operational efficiency and identify new market opportunities, trends and target audiences enabling them to achieve increased revenues and profitability.

Our proprietary database contains the name, age, gender, identification number, income level, address, work status and type, mobile phone usage and pattern, telecom service subscriptions and purchasing history information of over 400 million Chinese consumers. This database is a key component of our business strategy in the telecom industry and our recent expansion into non-telecom areas such as the automobile, cable, financial services, retail and utility industries. The initial data was collected from our predecessor company’s 70 million paging subscribers. We received additional consumer profiles through strategic partners, such as China Photar Electronics Group Limited (“Photar”), a manufacturer of consumer electronics and office automation products. We continue to update and refresh our database via our normal marketing activities as well as our web searching technology developed jointly with Tsinghua University.

The breadth of our database affords us the ability to conduct a wide range of data mining and business intelligence analysis processes including:

Market Segmentation	Identifies common characteristics of customers who buy similar products

Customer Churn	Predicts which customers are likely to switch service providers

Fraud Detection	Identifies which transactions are most likely to be fraudulent

Direct Marketing	Identifies which prospects should be included in a mailing list in order to obtain the higher response rate

Interactive Marketing	Predicts what each individual accessing a website is most likely interested in seeing

Vertical Search	Identify potential customers from high-volume based on spider-based search engine and self-learning algorithm

Market-bases Analysis	Predicts what products or services are commonly purchased together

Public feeling analysis	Manage, track and analyze important public events with vertical search and data mining technologies

Trend Analysis	Reveals differences among customers on a timely basis

Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and Mobile VAS. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities.

While in 2010, we plan to make strategic investment in enhancing capabilities and expanding the geographic reach of our call center operation to 10 other cities to round up our interactive marketing services portfolio to provide nationwide coverage, in the interim, we continue to outsource part of our telemarketing services to other vendors, which are also tasked with updating the database. Direct marketing is conducted through targeted mailings and focus groups and marketing through Mobile VAS is primarily conducted through short messaging service (SMS), WAP, MMS and mobile internet.

Within our data mining services segment, we also offer telecom providers a vast range of Mobile VAS. Unlike our competitors who use telecom providers’ networks simply as a distribution channel or a virtual MVAS operator, we create and manage Mobile VAS for the telecom providers to offer to their customers under their own brands. We would typically charge telecom providers a one time fee for each data mining project based on estimated costs plus profits. For data marketing, we would charge the telecom provider on a per target customer basis for promoting the products and services to the prospective customer and also receive a fee for each prospective customer who buys a product or service. For example with respect to a ring tone or music download subscription, we would charge the telecom provider a marketing fee on a per prospect basis, and when the prospective customer becomes a subscriber, we would receive a commission for each download. In addition, we may enter into revenue sharing arrangements with the telecom provider which would typically be on a one to three year term with automatic renewal annually. In most of the arrangements, we provide the hardware and software systems for an application such as magic call or missed call. Once a user is converted to become a service subscriber, we would receive a one-time success fee that ranges from 10 to 15 RMB per user plus a percentage of recurring monthly revenues of approximately 10 to 15% of the total monthly fees.

Our Mobile Value Added Services offerings include:

114 Outsourcing	Provides a comprehensive 114 directory assistance service with enhanced features and superior service quality

Virtual Operation Platform	Offers technologies that help mobile and content companies provide information and entertainment services to their subscribers

One Card with Multi-numbers	Enables subscribers to apply for multiple telephone numbers with a single subscriber identity module (SIM) card

Coloring Ring back Tone	Enables subscribers to use various ring tones

Coloring Echo Background Tone	Enables telecom subscribers to choose and/or change background sounds during the course of a phone call

Magic Call	Enables the caller to change their voice; conceals the originating caller's telephone number

Short Message Multilevel Transmit	Sends promotional messages to subscribers who are likely to forward the messages to other users; subscribers earn incentives through this service

Short Message Signature	Enables subscribers to use individualized signatures when using short message service (SMS)

2-dimensional Barcode	Enables subscribers to purchase and receive electronic tickets and receive incentives through mobile devices

Voice Blog	Enables subscribers to leave a voice-based message and subsequently search content through a mobile device

Business Strategies for Future Growth

We believe our future growth continues to be in the broad adoption of our data mining and business intelligence service across various business segments; and to leverage our vast consumer data and enhanced capabilities to provide targeted interactive multi-media marketing to customers’ consumers across various business segments for domestic and multinational companies who want to effectively reach the burgeoning consumer market in China. This strategy is consistent with our previously articulated plan; however, due to uncertain and poor economic conditions in late 2008 as result of the global financial tsunami, we had made a conscientious decision to contain costs and hence, did not focus on executing this growth strategy. Throughout 2009, we took a conservative approach in our investments and focused primarily on activities such as the Newway mobile VAS and channel assets acquisition which were clearly accretive to earnings in the short term, while staying in line with the strategic growth direction of the Company.

With the improving economic conditions in 2009 and the full deployment of 3G in China, we are now on track to further invest and execute on our growth strategy in 2010. In order to enhance and strengthen our position in data mining and interactive marketing, we plan to invest in the following areas that are critical to the continuing success of our business:

1.   Continue to acquire, refresh and upgrade our consumer database to maintain competitive advantage in the market.

We will achieve this through our call center operation, through working with the mobile carriers on consumer based projects and by working with other marketing companies to augment the data fields, as well as through the Spider-based search technology developed jointly with Tsinghua University. As well, we will acquire more consumer profiles through purchase from telemarketers and through information from companies who maintain warranty cards for electronic manufacturers. We also plan to enhance our data mining infrastructure such as building new data center and increasing data storage capacity on needed basis to better serve our current and prospective customers.

2.	Seize Opportunity on the growth of mobile and Internet users propelled by the full launch of 3G in 2009, in the midst of a burgeoning growth of consumer economy in China, we will

a.     Enhance capabilities and extend geographic reach of our interactive marketing services platform across the nation

With the continuing spending growth in a consumer driven economy, we believe there is increasing demand for high quality interactive marketing services through multi-media channels including the early adoption of mobile Internet marketing solutions targeting the consumers in China. In Q4, we signed a framework agreement with Jiangsu Province to build and operate outsourced call center to provide interactive marketing services for telecom operators in the Suqian Industrial Park. Initial deployment of this project is for more than 100 seats, with outsourced contracts already signed with China Unicom in Jiangsu province and Guangxi province

Our plan in 2010 is to expand the call center capabilities to 2000 seats in 10 locations providing a nationwide networked web-enabled call center to service the needs of the telecom operators and the business enterprises.

b.     Develop new MVAS applications and software solutions for value added services in 3G.

With the official launch of 3G service in 2009, mobile operators plan to spend over tens of billions of dollar in the next few years on hardware and software services. Jingwei is in a position to take advantage of this new growth point for the telecom industry and ready to provide the operators software services that span across multiple applications including billing software for value added services in 3G. In addition, Jingwei expects to be able to provide interactive marketing services for the operators to perform new user acquisition for the 3G. And, with a 3G network in place, there will be more mobile Internet based applications such as Mobile “Super-mart” as well as the value added services provided on mobile phones, which should serve as an additional growth opportunity for Jingwei and for Jingwei to help market these services for the operators and share in the revenues.

3.     Leverage core assets into new markets. We believe a key driver of our future growth will continue to be the broad adoption of our data mining services and interactive marketing services outside of telecom sector; and hence, we plan to continue to leverage our core assets to strengthen our sales and marketing capabilities and expand our channels to reach into new markets such as the finance and retail industry. With the fast growth of the consumer sector in China, we see an increasing number of Chinese businesses turning to data mining and interactive marketing services in an effort to gain competitive advantages and increase revenues, profitability and overall efficiency. Through the effective utilization of our consumer database, and with our core competences, we believe we are in a good position to capitalize on this trend based upon the expertise we have gained from serving the telecom sector.

4.     Introduce New Products and Services. We are committed to researching, designing and developing products and services that will continue to meet the demands of our customers. We employ 126 research and development professionals that are tasked with developing new software and services to meet changing market demands. Historically, we have introduced between two and three new products and services per year. The amounts we have spent on research and development are $907,281 in 2007, $1,184,661 in 2008 and $1,155,397 in 2009.

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

The principal competitive factors in our markets include

•	ability to provide products and services that are innovative and attractive to customers and their end-users;

•	service functionality, quality and performance;

•	customer service and support;

•	pricing;

•	establishment of a significant customer base; and

•	ability to introduce new products and services to the market in a timely manner.

Customers and Markets

Our software service platforms are currently deployed with leading Chinese telecom carriers, including China Mobile, China Telecom and China Unicom. We work with and through business partners to have exclusive licensing and revenue sharing agreements with China Mobile in 12 provinces and China Unicom in 5 provinces, and have software installations with several additional telecom companies, including China Broadcast and China Telecom.

In 2010, we would continue to focus on our existing business, while making disciplined investment to expand our geographic footprint and diversify our customer base, in addition to introducing new products and services.

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

The typical sales cycle for both software and data mining services is between two and four months. For software installations, we charge a one-time license fee, which can range from $50,000 to $500,000 per installation, and an annual maintenance fee equivalent to 10-15% of the initial amount, creating a recurring revenue stream. Data mining services are sold on a project by project basis and we share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Based on historical trends, management estimates that approximately 75%, 20% and 5% of our annual revenues would be derived from license fees, revenue sharing agreements and maintenance fees, respectively.

Regulatory Matters

The telecommunications industry is highly regulated in China. PRC laws and regulations restrict foreign investment in China’s telecommunications service industry. The contractual arrangements between our wholly-owned subsidiary, Jingwei Hengtong, and Jingwei Communications, allow us to exercise significant rights over the business operations of Jingwei Communications and to realize the economic benefits of the business. We believe that our operations are in compliance in all material respects with current, applicable PRC regulations. However, many PRC laws and regulations are subject to extensive interpretive power of governmental agencies and commissions, and there is substantial uncertainty regarding the future interpretation and application of these laws or regulations.

Employees

As of December 31, 2009 Jingwei had 228 employees, including 19 in management, 126 in research and development, 66 in sales and marketing and 17 in administrative/sales support. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good.

Intellectual Property

Currently, we offer 36 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 15 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we received a certificate with respect to our protected intellectual property in such software. We then license the software to our customers for a usage fee. We presently do not have any registered trademarks. In addition we have received certificates with respect to two registered copyrights.

ITEM 1A. RISK FACTORS.

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following:

Risks Related to Our Business

Our Business performance is sensitive to the macro economic situation.

As we stepped into 2009, following the financial tsunami in the last quarter of 2008, the global financial crisis had adversely affected our business performance impacted by a heavy decline in customer’ demand for our services and products, sharp decreases in the prices we charge and a decrease in the export of our products. While we have managed to regain our growth momentum in the second half of the year as result of the apparent recovery of the economic situation, both globally and in China, our business performance remains vulnerable and exposed should the macro economic situation become adverse again in the future.

 Drawing on the experience from 2009, we will continue to monitor the situation very closely and will take timely actions, such as reducing costs and decreasing expenses in order to strengthen our profitability and lessen the adverse effect on our business caused by such unforeseen financial crisis situation.

We have a limited operating history which provides a limited basis for you to evaluate our financial and operating performance.

Our limited operating history and the early stage of development of the industry in which we operate makes it difficult to evaluate our business and future prospects. Although our revenues in the last two quarters have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including potential failure to:

☐	increase awareness of our products, protect our reputation and develop customer loyalty;

☐	manage our expanding operations and service offerings, including the integration of any future acquisitions;

☐	maintain adequate control of our expenses; and

☐
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

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile, China Telecom and China Unicom which are our major customers who have been customers for many years. We work with and through business partners to operate under exclusive software licensing and revenue sharing arrangements with China Mobile and China Unicom. Currently, China Mobile, China Telecom and China Unicom are the only mobile telecommunications service providers in China that have platforms for Mobile Value Added Services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. Each of these carriers retain the ability to renegotiate the terms of the agreement with the Company, either pursuant to the ability to terminate the existing agreement in favor of a new agreement or by means of the amendment provisions of such agreements. Such opportunities for expansion of services provided to such customers are not specifically contemplated by the terms of the current software license agreements. If neither of them is willing to continue to cooperate and negotiate with us upon expiration, we may not be able to conduct our existing Mobile Value Added Services business. In 2009, approximately 58% of our revenues were derived from top five end customers. The loss, cancellation, deferral or renegotiation of any large agreements with telecommunications operators or other major customers could have a material adverse effect on our profitability.

In addition, if either of these major carriers decides to change its content or transmission fees or its share of revenues, or does not comply with the terms and conditions of our agreements with them, our revenues and profitability could also be materially adversely affected.

Our financial condition and results of operations may be materially affected by the changes in policies or guidelines of the mobile telecommunications service providers.

The mobile telecommunications service providers in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all Mobile Value Added Services providers using their platforms. Due to our reliance on the mobile telecommunications service providers, a significant change in their policies or guidelines may have a material adverse effect on us. Such change in policies or guidelines may result in lower revenue or additional operating costs for us, and as such, we cannot assure you that our financial condition and results of operations will not be materially adversely affected by any such policy or guideline change.

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

Rick Luk, Chief Executive Officer, George Du, President, General Manager and Chairman, and Yong Xu, Chief Financial Officer, are essential to our ability to continue to grow our business. Mr. Luk and Du and Mr. Xu have established relationships within the industries in which we operate. If either of them were to leave the Company, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

If we need additional funding, it may not be available on satisfactory terms or at all.

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

To date, we have 15 patents issued by the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent the our patents, if and when patents will issue, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports, on Form 10-K. We are subject to this requirement commencing with our fiscal year ending December 31, 2010 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. This annual report includes an attestation report, as we voluntarily engaged the auditor to attest to the operating effectiveness of our internal control. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

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

Risks Associated With Doing Business in Greater China

There are substantial risks associated with doing business in greater China, as set forth in the following risk factors:

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

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese RMB into foreign currencies and, if Chinese RMB were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese RMB. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese RMB to the U.S. dollar. Under the new policy, Chinese RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese RMB appreciated approximately 2.5% against the U.S. dollar in 2005 and has continued to appreciate measurably since that time. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese RMB against the U.S. dollar. We can offer no assurance that Chinese RMB will be stable against the U.S. dollar or any other foreign currency.

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

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese RMB into foreign currency for current account items, conversion of Chinese RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authority will not impose greater restrictions on the convertibility of Chinese RMB in the future. Because a significant amount of our future revenue may be in the form of Chinese RMB, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese RMB to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We are required to obtain licenses to expand our business into other provinces of mainland China.

Our activities must be reviewed and approved by various national and local agencies of the Chinese government before they will issue business licenses to us. There can be no assurance that the current Chinese government, or successors, will continue to approve and renew our licenses. If we are unable to obtain licenses or renewals, we will not be able to continue our business operations in mainland China, which would have a material adverse effect on our business, financial condition and results of operations.

Existing and proposed regulation in the areas of consumer privacy, data use and/or security could affect our financial condition.

We and our customers are subject to regulations related to privacy and data use and security in the PRC, and our customers and us could be negatively impacted by these regulations. Our data mining services depend in large part on the use of consumer information obtained from former customers of Shenzhen Yulong Communications and various third-party sources. Regulation of privacy and data use and security in the PRC may increase the costs relating to our business. Any additional regulations in these areas may also increase our costs to comply with such regulations and could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business.

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

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

Since we are deemed to be foreign persons or foreign-funded enterprises under PRC laws and cannot directly invest in companies operating in the telecommunications industry, we operate our businesses in China through Jingwei Communications, an operating company that is owned by PRC citizens and not by us. We control Jingwei Communications through a series of contractual arrangements. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. In the opinion of Guang Dong Jindi Law Office, our PRC legal counsel, our current ownership structure and the contractual arrangements comply with all existing applicable PRC laws, rules and regulations. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly-owned subsidiaries or Jingwei Communications, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

☐	levying fines;

☐	confiscating income;

☐	revoking licenses;

☐	shutting down servers or blocking websites;

☐	requiring a restructure of ownership or operations; and/or

☐	requiring the discontinuance of Wireless Value Added Services businesses.

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

We entered into a Registration Rights Agreement at the time of closing of the Offering. Under the Registration Rights Agreement, we were obligated to file a registration statement providing for the resale of all or a portion of the shares included in the Units and all, or a portion of the Shares underlying the Warrants included in the Units within 60 calendar days after the closing of the Offering and to use our best efforts to have it declared effective within 120 calendar days (or 180 calendar days in the event our registration is the subject of review and comment by the SEC, which it has been) of the closing of the Offering. As we have not met these timelines, we may be required to pay liquidated damages in the amount of 1% of the purchase price of the securities being registered, per month, subject to a maximum limit of 10%. Any of the investors entitled to registration rights under the Registration Rights Agreement, as counterparties thereto, could seek to enforce such rights against us, which could require the payment of liquidated damages totaling $328,549 with additional interests and penalties, assuming all such investors elected to enforce such rights. We have fully reserved the potential liabilities including accumulated interests, which amounted to $446,262 in total as of December 31, 2009.

We are controlled by a small number of existing shareholders, who may make decisions with which you may disagree

Our directors, officers and principal shareholders currently beneficially own approximately 48.3% of our outstanding shares in the aggregate. The interests of these shareholders may differ from your interests. These shareholders, acting together, could exercise significant influence over our operations and business strategy and will have sufficient voting power to influence all matters requiring approval by our shareholders, including the ability to elect or remove directors to approve or reject mergers or other business combination transactions, the raising of future capital and the amendment of our articles of association, which govern the rights attached to our common stock. In addition, this concentration of ownership may delay, prevent or deter a change in control, or deprive you of a possible premium for your common stock as part of a sale of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our headquarters is located at Unit 701-702, Building 14, Software Park, Keji Yuan Second Road, Nanshan District, Shenzhen, PRC 518057. We have 20 branch offices strategically-located throughout China, affording our customers local expertise and management. Our facilities are used for sales and marketing, research and development and administrative functions. All of the facilities are leased. We believe our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

On September 5, 2008, Beijing New Media provided a short-term loan of RMB2.0 million ($292,255) at zero interest rate to Shanghai Jujun Infotech Limited (“Jujun”), with its majority shareholder and Chairman Jerry Yu providing personal guarantee, for its general business development. In 2009, Jujun paid back only RMB300,000 ($43,988) then defaulted on the rest. On November 10, 2009, the Company submitted the dispute over RMB1.7 million ($249,267) to Shenzhen Arbitration Commission for arbitration against Jujun and Jerry Yu. For the above legal matter, no contingent reserve has been recorded as such potential losses are not deemed estimable.  We expect the result of arbitration to come out in the second quarter of 2010.

ITEM 4. (REMOVED AND RESERVED).

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

Year Ending December 31, 2009	High	Low

First Quarter	$1.36	$0.40
Second Quarter	1.10	0.55
Third Quarter	1.65	0.80
Fourth Quarter	2.70	1.65

Year Ending December 31, 2008	High	Low

First Quarter	$7.30	$4.50
Second Quarter	5.40	3.05
Third Quarter	4.40	2.75
Fourth Quarter	2.75	0.32

Holders

As of December 31, 2009, there were approximately 346 stockholders of record of our common stock, par value $0.001 per share.

Dividends

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business. The payment of any dividends in the future will be at the sole discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company’s equity compensation plans, including individual compensation arrangements, in effect as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted - average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans not approved by security holders	2,053,250	$5.27	0
Total	2,053,250	$5.27	0

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes our consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth elsewhere in this annual report.

	For the year ended
	December 31,
	2009	2008
Dollars in thousands	(Audited)	(Audited)
Software Services	$10,807	$9,345
Data Mining	19,452	18,537
Total Revenues	$30,259	$27,882
% Growth	9%	14%
Gross Profit	$11,378	$13,892
% Margin	38%	50%
Income from operations	$6,243	$8,785
% Margin	21%	32%
Net Income	$5,964	$9,028
% Margin	20%	32%
Cash and Cash Equivalents	$10,239	$5,472
Net Working Capital	$31,968	$26,854
Total Assets	$58,895	$46,673
Stockholders' Equity	$40,966	$34,672
Capital Expenditures	$4,078	$2,539

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

OVERVIEW

We are one of the leading providers of data mining and interactive marketing services in the People’s Republic of China (the “PRC” or “China”). We have established multiple anchor customers in both the Telecom & Power sectors with long-term relationships since 2001. This relationship is expected to continue and further strengthen in 2010 as result of our technical and services leadership which continued to bring high value to the business of these customers. We offer a rich portfolio of business intelligence and interactive marketing services powered by a proprietary database with more than 400 million consumer profiles and a complementary set of Data Mining and Business Intelligence tools to enable customers to reach their targeted Chinese consumers. Services include market segmentation, customer churn, fraud detection, trend analysis, self-service reporting, contact center services, mobile value-added services (MVAS) and multi-media, multi-channel advertising.

Our services assist customers in improving product development and marketing effectiveness, increase operational efficiency and profitability, helps identify new market trends, target audiences and opportunities, delivers effective marketing messages to targeted consumers and provides interactive, proactive and personalized marketing and advertising for optimal results. While our traditional business had been on data mining, data marketing and software services, we have sharpened our focus in 2009 to further develop our interactive marketing platform with targeted outbound sales campaigns via mobile phone advertising and value added services, as well as customer service/order fulfillment at call centers throughout the country.

Along-with our core data mining and interactive marketing services segment, we also operate a software services business, with proven leadership in quality billing, Business Intelligence, Provisioning Support, Decision Support, Operations Support and Customer Relationship Management software applications, primarily for China’s leading telecommunication services carriers. The software services business also strengthens sales opportunities for our high margin interactive marketing and data mining platform, and allows us to enhance our customer database.

Currently, we offer 36 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 15 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we receive a certificate with respect to protected intellectual property in such software; we then license the software to the customers for a usage fee as well as an optional annual maintenance fee after the standard warranty period. Our software services streamline back-office operations for the customers, enable accurate billing and provisioning, improve business operational efficiency, as well as enable intimate and personalized relationship management for their end-customers.

We presently own and manage a database containing detailed biographical, demographic and purchasing information on over 400 million Chinese consumers and a selected group of SMEs. We believe our database is one of the largest in China, and that it would be difficult for competitors to duplicate. The breadth of our database affords us the ability to conduct a wide range of interactive marketing and data mining processes. Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and mobile text and interactive advertising. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Within our data mining services operations, we also offer telecom providers a vast range of MVAS. Unlike our competitors who mainly use telecom providers’ networks simply as a distribution channel, we create and manage MVAS for telecom providers to offer to their customers under their own brands.

The primary geographic focus of our operations is in China, with presence in more than 20 cities, where we derive all our revenues. We conduct our business operations through Jingwei Hengtong, a wholly-owned subsidiary company of Jingwei International that became the primary beneficiary of Jingwei Communication via various contractual agreements. Both companies are registered in China.

We believe our future growth continues to be in the broad adoption of our data mining and business intelligence service across various business segments; and to leverage our vast consumer data and enhanced capabilities to provide targeted interactive multi-media marketing to customers’ consumers across various business segments for domestic and multinational companies who want to effectively reach the burgeoning consumer market in China. This strategy is consistent with our previously articulated plan; however, due to uncertain and poor economic conditions in late 2008 as result of the global financial tsunami, we had made a conscientious decision to contain costs and hence, did not focus on executing this growth strategy. Throughout 2009, we took a conservative approach in our investments and focused primarily on activities which were clearly accretive to earnings in the short term, while staying in line with the strategic growth direction of the Company.

With the improving economic conditions in 2009 and the full deployment of 3G in China, we are now on track to further invest and execute on our growth strategy in 2010. In order to enhance and strengthen our position in data mining and interactive marketing, we plan to invest in the following areas that are critical to the continuing success of our business:

1.	Acquire more consumer data from different industries and to constantly refresh and update the data in our database to reinforce its competitive advantage in the industry
2.
Enhance and extend geographic reach of our interactive marketing infrastructure and capabilities through the build-up of web-enabled call centers in several cities across the nation to support a wide spectrum of customers

3.
Develop new MVAS applications and software tools to leverage our powerful interactive marketing platform to capitalize on the burgeoning growth of mobile internet applications and the consumer market in China.

4.	Continue focused investment on R&D for innovative new products and services, with possibility for disciplined M&A to accelerate profitable growth and to increase competitive advantages in the market
5.	Market and channel expansion to reach into non-Telecom sectors targeting the consumers market.

HOW THE COMPANY GENERATES REVENUE

In 2009, we derived most of our revenues from software and data mining services. We also continued building capabilities and experience in providing targeted, interactive consumer marketing based on the information contained in our proprietary consumer database.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Data mining services are sold on a project by project basis and, in addition to project based fee, we share in the revenues derived from consumer purchases resulting from our database marketing and promotion activities.

We work with and through business partners to operate under exclusive software licensing and revenue sharing agreements with China Mobile in twelve provinces and China Unicom in five provinces, and have software installations with several additional telecom companies, including China Broadcast and China Telecom.

Developments in 2009

2009 has been a trying year for Jingwei to lay the foundation for its future business growth. Although the year has been filled with challenges, largely as result of the global financial tsunami in late 2008, we were able to keep the right focus and regain growth momentum following a period of disappointing results in the first half of 2009. The following are the highlights of some of the major events and results achieved in 2009:

•
Manage profitable growth and improve on operating cash in the midst of an economic downturn was our number one priority – For the year, we are pleased to report that we achieved a 9% growth in revenue to reach $30.3 million, with net income of $6.0 million and earnings per diluted share of $0.35.  We also improved our operating cash flow by generating $8.8 million cash from operations, compared with $1.5 million cash used in operating activities.  We finished the year with $10.2 million cash on hand.

•
We continued to refresh and grow our consumer database to increase its accuracy and reach out to more consumers to maintain our competitive advantage in the market – at the end of 2009, our database reached 400 million consumer profiles, and we expect the size to grow to 500 million by the end of 2010

•
While we took a conservative approach last year to manage our cost spending and our capital expenditure program, we focused on cost effective way to build strategic relationships with partners to broaden our services portfolio and extend our market reach. In the third quarter, we completed acquisition of the mobile value-added-services (MVAS) and channel sales assets from Newway Technology.  The scope and terms of this acquisition was previously announced and filed with the SEC.  To date, this initiative has proved to bring high value to the Company as it not only has contributed significantly to our revenue and earnings growth in the second half of the year, the partnership with Newway and the intangible assets acquired are fully complementary to our growth strategy and will help to enhance and strengthen our capabilities to offer a more complete set of marketing services and mobile marketing solutions to the business enterprises on multiple fronts. For instance, by incorporating the acquired MVAS to our offerings, we have enhanced our services and strengthened our offerings to the carriers which resulted in higher sales volume for us; and, through the strategic partnership established with Newway, we have extended our geographic reach and opened up more channels to leverage our consumer database to cross sell bundled mobile solutions to the consumers through the -resellers network and the carriers that we both have relationship with.

•
Apart from the above, as a means to grow our interactive marketing service business, in the fourth quarter, we signed a framework agreement with Jiangsu Province to jointly build and operate an outsourced call center in Suqian Industrial Park to leverage our consumer database and our core competence to provide a powerful web-enabled interactive marketing services platform with multi-channel delivering capabilities for the telecom operators.  Initial deployment of this project is for 100 seats, and based on current demand forecast, our plan is to expand this capability to 2000 seats in several locations across the nation in 2010, to provide a networked web-enabled call center to service the needs of the telecom operators and the business enterprises. As of today, we have already signed with China Unicom in Jiangsu province and Guangxi province for implementation in the first quarter of 2010.  In these agreements, Jingwei is not only the provider of a powerful marketing services platform to China Unicom, we are also their sales and services partner to deliver sales and marketing campaigns with agreement to share revenue derived from successful sales through these campaigns.

•
In the software services segment, operation analysis, support and billing software tools continued to enjoy moderate growth in the year.  For example, in support of the 3G infrastructure rollout across the nation, Jingwei has developed and delivered major application services solutions to the telecom operators.  In one case we provided a total system solution to the Henan Telecom Bureau of China Telecom for their security and environmental monitoring and control system in their switching centers across the province.  Another major win was to provide an Inter-connect Monitor and Billing Analysis solution to the Mongolia branch of China Mobile.

•
Building management competence and strengthening finance, accounting and compliance management capability was a critical priority in 2009. In the 2nd half of last year, the Board of Jingwei has made several executive appointment changes including the CEO, CTO and CFO positions; and appointed Rick Luk as the Chief Executive Officer and Director in September 2009 to lead the team to take on the challenges.

Going forward, we believe there are several drivers behind our future business growth, primarily Chinese consumer market growth and mobile services growth.

As we experienced solid growth in our data mining business in the second half of 2009, we believe that in 2010, there will be increasing demand for interactive marketing and data mining services from companies who are targeting domestic consumers to sell their products. As China’s economic focus continues shifting to internal consumption to drive economic growth, demands for Jingwei’s integrated marketing services and mobile Internet marketing solutions will increase, as companies are eager to pursue their share of the burgeoning consumer spending increases.

To position the company to meet these demands, we have implemented the following:

•
Enhancing Consumer Database:  We are continuously increasing the accuracy and freshness of the information, and have expanded to over 400 million consumers in 2009 through data record augmentation with other marketing companies, web harvesting, and normal marketing activities. In 2010 we plan to have more than 500 million profiles in the database.

•
Support evolving consumer and mobile markets with MVAS/Mobile Applications & Marketing: We are leveraging recent Newway assets acquisition, including our nationwide ISP license to enhance our integrated marketing services platform to fully support mobile Internet marketing solutions. The strategic partnering relationship with Newway also created an opportunity to collaborate with them on cross selling mobile solutions to the burgeoning consumers market in China as well as outside China.

•
Leveraging our strong relationship with existing reputable vendors and the mobile operators on new business initiatives for future growth: We are now building Mobile Applications Stores in cooperation with a leading telecom equipment vendor for major mobile operators. This is a high grow market and we expect this to be widely adopted by the business enterprises and consumers as the China version of App Store offered by the mobile operators in China. Our first pilot system has already been deployed in Sichuan province for China Telecom with very favorable results; and our second pilot system will be deployed in Shanghai for China Unicom in Q2. In addition to providing the full software capabilities, we also plan to collaborate with the mobile operators to develop joint marketing initiatives to round up our portfolio.

•
Support interactive marketing to consumers with web-enabled Call Center Services:  We are developing plans to expand seats to 2000 and geographic reach to 10 centers nationwide, as well as broadening CRM and Call Center services portfolio as extension to interactive marketing services offering. We may seek additional capital to support this expansion if capital market conditions are favorable.

•
Strengthening Consumer Interactive Marketing Expertise:  In the innovative and fast-paced environment of marketing to Chinese consumers we feel that we would benefit from the injection of additional external expertise to enhance our technological strengths. We will explore several options to achieve this, including strategic partnerships with or acquisition of companies with strong track records in consumer interactive marketing in major markets in China.

•
Continue diversification and growth of customer base:  Growth focus especially into consumer-focused segments including financial, retail, real estate and education sectors. Investing in sales and marketing resources in targeted segments, as well as acquiring new channels to expand our footprint in the market.

In the software services segment, we expect we will continue to be a leader in providing software services and systems integration solutions to the telecom sector and the Power sector. One major driver for the growth of our business in the software services segment is from a major infrastructure program by the government to upgrade the Intelligent Power Networks in China. In May 2009, the State government has announced they will commit more than US$29 billion over 10 years on Intelligent Power Networks. The Company believes strongly our technical competence and software expertise in serving the business needs of the Power sector over the years will position us well to be amongst the selected vendors in this major infrastructure upgrade project in 2010 and the years to come.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which is included in FASB Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles. This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP. The FASB ASC is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative. The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure. The adoption of FASB ASC did not impact the Company’s financial condition or results of operations. Technical references to GAAP included in these notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

Revenue Recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity and specific criteria have been met for each of the Company’s activities as described below.

i.   Software and system services

Subject to these criteria and in accordance with ASC 985 Software Revenue Recognition, previously Statement of Position (“SOP”) 97-2, the Company generally recognizes revenue from software and system services when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price pursuant to the percentage-of completion method of accounting, and d) evidence of customers’ acceptance of milestone achievement. The Company’s software and system services sale arrangements do not have multiple deliverables.

As the software and system services typically takes more than three months to complete, the Company accounts for the timing and amount of revenue using the percentage-of-completion method based on proportion of work done. The percentage of work done is determined based on milestones agreed in the contract and percentage of total contract value due to be paid upon achievement of such milestones. The amount due after reaching certain milestones agreed in the contract generally reflects the progress of work at that point.

ii.   Data mining services

Revenue from data mining services is recognized when the services are rendered.

iii.  Bundled mobile products

In accordance with ASC 605-25, Revenue Recognition, the Company recognizes revenue, net of taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.

The Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). During the year ended December 31, 2008, the Company earned a marketing service fee from the sales of bundled mobile product and reported revenue on a net basis, assist only earned a fixed percentage of total revenue as its fee and the supplier not the Company had credit risk. During the year ended December 31, 2009, the Company has recognized a large amount sales order of handsets with customized VAS software built in on a gross basis as the Company acts as the primary obligor in the arrangement, has latitude in establishing price and physically changes products in most cases, the Company recognized all revenue from these sales of bundled mobile product on a gross basis, based on EITF No.99-19. The sale of bundled mobile product is classified as data mining service for the year ended December 31, 2009 in Segment information in Note 14.

Allowance for Doubtful Accounts

Significant management judgment is required to estimate our allowance for doubtful accounts in any accounting period. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, we established the general provisioning policy to make the allowance for doubtful accounts according to the aging of trade and other receivables. Provision is made against trade and other receivables aged less than three years to the extent when collection appears doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade and other receivables.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Reminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity. The exchange rates adopted are as follows:

	2009	2008
Year end RMB exchange rate	6.84	6.83
Average yearly RMB exchange rate	6.84	6.92

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation

There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Stock-Based Compensation

Common stock, stock options and common stock warrants issued to employees, directors and non-employees are recorded on the basis of their fair value, as required by ASC 718, Compensation—Stock Compensation. For stock options and common stock warrants issued to non-employees, they are measured as of the date required by ASC 505-50, Equity-Based Payments to Non-Employees”. We use the Black-Scholes option pricing model to determine the fair value of share options. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected employee share option exercise behaviors, risk-free interest rate and expected dividends.

See Footnote 2 “Stock-based Compensation” to the Consolidated Financial Statements for more information regarding ASC 718 disclosures.

Recently Adopted Accounting Pronouncements

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, ASC 105 Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (“the Codification”) as the official single source of authoritative US GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change US GAAP, but it will change the way US GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157 Fair Value Measurements, ASC 820, which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption, which primarily affected the valuation of our derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, ASC 820-10-65. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, ASC 320-10-65. This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings) and (2) all other amounts (recorded in Other comprehensive income).

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ASC 320-10-65. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to adopt these updates effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material effect on our financial condition or results of operations.

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

ASU No. 2009-13, Revenue Recognition, ASC 605 - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB EITF. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14, Software, ASC 985 - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB EITF. This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

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

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, ASC 810-10. This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010.

SFAS No. 166, Accounting for Transfers of Financial Assets, ASC 810. This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted since its interim period ended June 30, 2009. Subsequent events for the year ended December 31, 2009 have been evaluated through March 17, 2010, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

In February 2010, the FASB issued ASU No. 2010-09 which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. Management does not believe the adoption will have a material effect on the Company’s financial statements.

From June 2009 to March 2010, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-17 and ASU No. 2010-01 through ASU No. 2010-11. Except for ASU’s No. 2009-05, 2009-13,  2009-14, and 2010-09 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

RESULTS OF OPERATIONS

Net revenues

Our total net revenue increased 9% year over year to $30.3 million in 2009.

	Years Ended December 31
					% of Change YOY
	2009		2008
	(In thousands, except percentage)
Net Revenues

Data mining	$15,171	50%	$16,613	60%	(9	) %
Bundled mobile product	4,281	14%	1,924	6%		123%

Sub-total (1)	19,452	64%	18,537	66%		5%

Software	10,807	36%	9,345	34%		16%

Total net revenues	$30,259	100%	$27,882	100%		9%

(1) For the purpose of disclosure in Note 14 – “Segment Information” to the Consolidated Financial Statements, bundled mobile product was included as part of Data mining segment.

Data mining. The Data mining sector includes a mix of our traditional core data mining services and our bundled mobile products. Overall, the sector experienced a 5% increase in revenue year over year, accounting for 64% of total revenue in 2009. Negatively impacted by the poor economic situation in the aftermath of the financial tsunami in 2008, the Company had a significant drop in demand for its core data mining business in the first half of the year, which resulted in 9% decrease in data mining business for the year. However, with global economy recovery in Q2, propelled by the formal launch of the 3G service and a significant increase in consumer spending in China, demand for our data mining services have regained growth momentum in the second half of the year. This growth, along-with our strategic agreement with Newway Technology to introduce new products and solutions in the data mining sector has resulted in an overall revenue growth of 5% for the year. The strategic agreement with Newway Technology was completed in July, 2009, which has provided a platform to leverage the Company’s data mining capability to broaden the services in WAP, IVR, SMS and the fast growing mobile Internet marketing areas.

Software Services.  The software business grew revenues by 16% in 2009, and accounted for 36% of our total revenues for the year ended 2009. One major growth driver for our software services in 2009 was the introduction of 3G services in China which required new application solutions to support the widely deployed infrastructure.

Gross profit margin

Our overall gross profit margin was 38%, compared with 50% in 2008.

	Years Ended December 31
	2009	2008
Gross profit margins:
Data Mining	41%	46%
Software Services	40%	56%
Bundled mobile product	19%	51%
Overall	38%	50%

The decrease in overall margin was due to a mix of pricing pressure from the economic downturn and tough competition in the first half of 2009, as well as a change in product mix, with the inclusion of lower margin bundled mobile product sales to strengthen our overall capability through the channels acquired from Newway Technology in the second half of 2009.

Operating Expenses

Our total operating expenses increased 88% year over year to $5.1 million in 2008 accounting for 18% of net revenue.

	Years Ended December 31
	2009		2008
		% of Net revenues		% of Net revenues
	(In thousands, except percentage)
Operating Expenses
SG&A	3,979	13%	3,922	14%
R&D	1,155	4%	1,185	4%
Total	5,134	17%	5,107	18%

Selling, general and administrative expenses consist generally of sales and marketing expenses, salary and bonus, professional service fee, office expenses, depreciation and bad debt provision. The total SG&A in 2009 was 2% higher than the figure in 2008, which included an increase of $1.2 million in provision for doubtful accounts, offset by a decrease in salary and bonus for $0.6 million, a drop of $0.2 million in office expenses and a drop of $0.3 million in professional fees. As a percentage of revenue, selling, general and administrative expenses decreased to 13.2% for the year ended December 31, 2009 from 14.1% in 2008. We believe the decrease generally reflects management’s effort in cost control in the first half of 2009.

Research and Development Costs. Research and development costs consist primarily of personnel-related expenses incurred for the development of software and maintenance of our database. Though the Company made cuts in general and administrative expenses, it managed to maintain its spending in research and development to keep up with the rapid technology development in its sector.

Provision for income taxes

Based on our current operating structure and preferential tax treatments available to us in China, the effective income tax rate for our operations in China was 21% in 2009. If tax benefits currently available to us in China were no longer available, our effective income tax rates for our operations could continue to rise in 2010 and thereafter. See Note 9 “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31
	2009	2008
	(In thousands)
Cash and cash equivalents	10,239	5,472
Working capital	31,968	26,854
Total equity	48,444	42,131

We have funded our operations and capital expenditures primarily using the net proceeds of $15,077,030 raised through the private placement in May 2007 as well as cash generated from operations. The net proceeds from the private placement were used for the purchase of customer data, database storage equipment and increase of working capital. Prior to the private placement, the company has financed its operations primarily through internally generated funds.

As of December 31, 2009, we had $10.2 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

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

The following table provides detailed information about our net cash flow for the year ended December 31, 2009.

Year Ended December 31, 2009
(In thousands)
Net cash flows provided by operating activities	$8,812
Net cash flows used in investing activities	(4,078)
Net cash flows used in financing activities	(190)
Effect of exchange rate changes on cash and cash equivalents	222
Net cash inflow	4,767

Operating activities

Net cash provided by operating activities for the year ended December 31, 2009 was $8.8 million, an increase of $10.3 million from $1.5 million net cash used in operating activities in 2008. The increase in net cash provided by operating activities in 2009, while revenue expanded by 9%, reflects much improved operating cash flow management in 2009. The increase was primarily attributable to an $11.4 million decrease of cash used in changes of operating assets and liabilities, including improvement of $4.9 million in accounts receivable, $1.2 million in inventory and $3.7 million in trades payable, offset by a $3.1 million decrease in net income.

Investing activities

For 2009, $4.1 million net cash used in investing activities was primarily attributable to $3.6 million used in acquiring intangible assets from Newway Technology and $0.6 million used in purchasing property and equipments.

For 2008, $4.3 million net cash used in investing activities was primarily attributable to $2.0 million used in acquiring intangible assets, $1.7 million used in investing in Shanghai Jiuhong Investment Company Limited for a 19.8% equity interest, and $0.4 million used in purchasing property and equipment.

Financing activities

Net cash used in financing activities for the year ended December 31, 2009 was $189,824, as compared net cash provided by financing activities of $3,940 in 2008. The net cash used in financing activities in 2009 was mainly attributed to payoff of shareholder loan provided to the Company in prior years.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

Currently, we do not have a formal foreign currency hedging policy as our foreign exchange gains and losses in 2008 and 2009 were insignificant. Our management believes that it is more efficient for us to assess the hedging need of each transaction on a case-by-case basis. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should such need arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets as of December 31, 2009 and 2008.
3.	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.
4.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009 and 2008.
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.
6.	Notes to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 2, 2009, the Company dismissed its principal independent accountant, Morison Cogen LLP (“Morison”).  The decision to dismiss Morison as the Company's principal independent accountant was approved by the Company's Board of Directors on September 2, 2009.  Morison's report on the Company's financial statements for the fiscal years ended December 31, 2007 and 2008 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the period from January 1, 2007 through the date of Morison's dismissal, there were no disagreements with Morison on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Morison, would have caused Morison to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period.  None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-K occurred within the period from January 1, 2007 through December 31, 2008 or through the date of this report. Morison furnished a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company herein, and will file such letter in an amendment to this Current Report within two business days of receipt.

On September 2, 2009, the Company engaged Bernstein & Pinchuk LLP, an independent member of the BDO Seidman Alliance (“B&P”) as its new principal independent accountants, effective immediately upon the dismissal of Morison. The decision to engage B&P as the Company's principal independent accountants was approved by the Company's Board of Directors on September 2, 2009. During the period from January 1, 2007 through December 31, 2008, and through the date of the B&P’s engagement , the Company did not consult with B&P regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure.

b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our internal controls over financial reporting were effective.

Bernstein & Pinchuk LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and, as part of its audit, has issued its attestation report on the effectiveness of the Company's internal controls over financial reporting herein as of December 31, 2009. Bernstein & Pinchuk LLP’s attestation report is included in this Annual Report on Form 10-K on page F-2. For a smaller public companies (non-accelerated filers) like Jingwei International Ltd, it is not required to have an external auditor issue an opinion on whether effective internal control over financial reporting was maintained in all material respects by management until fiscal years ending after June 15, 2010, in accordance with the latest SEC guidance issued on October 2, 2009. Our independent auditors were given unrestricted access to all financial records and related data.

c)   Changes in Internal Control over Financial Reporting

The management has acknowledged a material weakness in our internal controls over financial reporting on Form 10-K for the year ended on December 31, 2008, and has taken actions to remediate during 2009. We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.

Actions taken and significant changes in 2009 include:

•	Appointed senior executives in the Company to improve management competence to oversee the financial and accounting reporting and to insure compliance to standards,
•	Realigned the finance and accounting department with clear segregation of duties and staffed with a qualified tax accountant and a full time management accountant to be responsible for the functions，
•	Staffed and set up Internal Audit Department to design, implement and monitor the internal controls throughout the company, on regular basis,
•	Provided quarterly internal control seminars for managers and relevant personnel to increase the awareness of internal control，
•	Established processes in collecting and reviewing information required for the preparation of the financial statements and related footnotes.

These improvements over controls have operated effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood of a material misstatement, and remediate the material weakness reported by our independent registered public accounting firm.

Except for the changes described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. As a result of the remediation taken by management during fiscal year 2009 and with strengthened competency among accounting staff and senior management in preparation of financial reporting in accordance with accounting principles generally accepted in the United States, the material weaknesses identified as of December 31, 2008 has been fully remediated as of December 31, 2009.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
George (Jianguo) Du	45	President, General Manager and Director
Rick Luk	59	Chief Executive Officer and Director
Yong Xu	37	Chief Financial Officer
Zhisheng Wang	45	Executive General Manager, VP of Sales & Marketing and Director
Corla Chen	39	Director
Jason Chen	44	Director
Wenhuang Liu	61	Director
Lily Sun	31	Director

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

Rick Luk, Chief Executive Officer and Director

Mr. Luk was appointed as Chief Executive Officer and was appointed as a Director in October 2009. He was a former executive of AT&T; seconded to Shanghai Symphony Telecom (SST) as President & General Manager from 2001 to 2004, to lead partners’ negotiation, business development and manage start-up of the company from its inception to profitable growth. Prior to that, Rick held various senior executive positions in Compaq Computer from 1999 to 2001 and Nortel Networks from 1993 to 1999. in North America, Asia and China. After AT&T, Rick took an extended leave to spend time with his family; then joined SinoTel Limited, an Australian VC company as CEO in 2005. In SinoTel, Rick steered a corporate restructure of the company including its subsidiary and JV Company in China focusing on telecom value-added services; and was successful in orchestrating a business turnaround and supported the Chairman to raise additional capital for the company. Mr. Luk holds a B.S.E.E. degree from the University of Michigan in Ann Arbor, USA; and an MS degree from the University of Waterloo in Canada.

Yong Xu, Chief Financial Officer

Mr. Xu is a Certified Public Accountant (CPA) and a CFA Charter Holder in the US. He brings to Jingwei over 10 years of senior financial planning and accounting management, investment analysis, and financial audit experience in multi-national companies in the US and in China. Prior to joining Jingwei, Mr. Xu was VP and CFO of CNC Development Ltd. (OTCBB: CDLUF; “CNC”), an emerging leader in the planning, construction and financing of urban infrastructure projects in China. Prior to CNC Development Ltd., he served as a senior financial executive at GWA Capital Partners LLC. (an investment hedge fund) in California. Mr. Xu’s other experience includes serving as the lead auditor in a number of public company client engagements in the Los Angeles office of Deloitte & Touche LLP. Prior to that, Mr. Xu was an Accounting Supervisor for Metro-Goldwyn-Mayer, Inc. in Los Angeles. Mr. Xu holds an MBA in Finance from Pepperdine University in the US and a BA degree in Economics from Shanghai International Studies University in China.

Zhisheng Wang, Executive General Manager and VP of Sales and Marketing and Director

Mr. Wang was appointed as Executive General Manager and VP of Sales and Marketing in connection with the Share Exchange. Prior to the Share Exchange, Mr. Wang served in the same position at Jingwei since 2004. Mr. Wang was the Deputy General Manager at China Telecom in the Henan province from May 2002 to August 2004. Mr. Wang has over 20 years of senior engineering and management experience with China Post and Telecom. Mr. Wang received his Masters Degree in Computer Science and Technology from Information Engineering University in 2004, and his B.S. in Telephone Communications from Henan Posts and Telecommunications School in 1981.

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

Wenhuang Liu, Director

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

The following table sets forth the cash and other compensation paid by us in 2009 to all individuals who served as our chief executive officer and chief financial officer, who we collectively refer to as the named executive officers (“NEOs”). No other executives received total compensation greater than $100,000 in 2009.

Summary Compensation Table

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Options ($)(1)	All Other Awards($)	Total ($)
George (Jianguo) Du	2009	145,000	—	—	—	145,000
President, General Manager and Chairman	2008	145,000	—	—	—	145,000
	2007	145,000	—	—	—	145,000

Rick Luk(2)	2009	29,306		17,660		46,986
Chief Executive Officer

Regis Kwong (3)	2009	19,774	—	—	—	19,774
Former Chief Executive Officer	2008	19,774	—	—	—	19,774

Yue Feng (4)	2009	17,303	—	—	—	17,303
Former Chief Financial Officer

(1)     Represents the expense recognized by the Company in fiscal 2009, as well as in the prior fiscal years presented, for financial statement reporting purposes in accordance with FASB ASC 718, Compensation—Stock Compensation, for awards of stock options granted to the Named Executive Officers. The amounts do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). No stock options were forfeited by any of the Named Executive Officers in fiscal 2009.

(2)     Rick Luk was appointed as CEO on September 29, 2009.

(3)	Mr. Kwong served as the Company’s CEO until September 29, 2009. He remained an employee of EA after he ceased serving as our CEO.

(4)	Yue Feng was appointed as an interim CFO on June 2, 2009, and served until February 23, 2010.

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

Outstanding Equity Awards at Fiscal Year-end

The following table shows information regarding all outstanding equity awards held by the Named Executive Officers as of the end of fiscal 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Rick Luk	—	200,000	(1)	$1.64	September 29, 2019

(1)  Options vest in the following manner: 20,000 shares on December 31, 2009; 30,000 shares on March 31, 2010; 20,000 shares on June 30, 2010; 30,000 shares on September 30, 2010; 20,000 shares on March 31, 2011; 30,000 shares on September 30, 2011; 20,000 shares on March 31, 2012; 30,000 shares on September 30, 2012

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

The Company and Mr. Luk have executed a letter agreement (the “Employment Agreement”) setting forth certain terms of his employment. In accordance with the Employment Agreement, Mr. Luk will receive a base salary of $117,302 (RMB 800,000) per year payable in U.S. dollars and a bonus based on the Company’s performance at the end of its fiscal year, as well as the Company’s capital market performance and success in fund raising for the relevant year.  In addition, Mr. Luk was granted an option to purchase 200,000 shares of the Company’s common stock at a per-share exercise price equal to the closing price of the Company’s common stock on September 29, 2009.  The options will expire on September 30, 2019 and will vest according to the following vesting schedule: 20,000 shares on December 31, 2009, 30,000 shares on March 31, 2010, 20,000 shares on June 30, 2010, 30,000 shares on September 30, 2010, 20,000 shares on March 31, 2011, 30,000 shares on September 30, 2011, 20,000 shares on March 31, 2012, and 30,000 shares on September 30, 2012.

If Mr. Luk’s employment is terminated for cause or misconduct, all unvested options will be cancelled.  If Mr. Luk’s employment is terminated by the Company without cause or Mr. Luk resigns after one year on good terms with the Company, vesting of all unvested shares will continue for six months and the remaining unvested shares will be cancelled.  In the event of a  Company change of control, all unvested options shall immediately vest prior to the change of control.  Upon the occurrence of a work-related disability or death, 100% of the options shall vest and become exercisable.  Mr. Luk has agreed not to exercise any vested options prior to October 1, 2010.

The Company and Mr. Xu have executed a letter agreement (the “Employment Agreement”) setting forth certain terms of his employment. In accordance with the Employment Agreement, Mr. Xu will receive a base salary of RMB 56,667 per month and an initial grant of 150,000 options to purchase common stock of the Company at an exercise price equal to $2.05 per share, the closing price on February 23, 2010 on the OTC BB.  Such options vest over a two year period, with the first 50,000 options vesting upon satisfactory completion of Mr. Xu’s first month of service and 25,000 options vesting on each of July 31, 2010, January 31, 2010, July 31, 2010 and January 31, 2011, and certain other restrictions apply to the transfer of the shares related thereto.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 25, 2010, certain information concerning the beneficial ownership of Common Stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 31, 2010, there were 17,049,000 shares of Common Stock outstanding.

Name	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares

George (Jianguo) Du	8,261,110	48.3%
Rick Luk	—	—
Yong Xu	—	—
Regis Kwong	—	—
Zhisheng Wang	—	—
Corla Chen	—	—
Jason Chen	—	—
Lou Guo Qing	—	—
Lily Sun	—	—

All Directors, Executive Officers and Director Nominees, as a group	8,261,110	48.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company currently has four independent directors, Wenhuang Liu, Corla Chen, Lily Sun and Jason Chen.

Before the completion of private placement in 2007, Mr. George Du, Chairman of the Company, from time to time had financed the operations personally. The Company currently still has a loan payable to Mr. Du. Amount includes an interest bearing loan (an annual interest rate of 6.75%) from stockholder Mr. Du with a payable balance of $102,381 and $233,434 at December 31, 2009 and 2008, and an interest free loan from Mr. Du with a payable balance of $267,081 and $325,852 at December 31, 2009 and 2008. The loan is unsecured and repayable on demand. Interest expenses recorded for the years ended December 31, 2009 and 2008 were $14,061 and $15,516.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On September 2, 2009, the Company’s Board of Directors recommended, approved and directed the dismissal of Morison Cogen LLP as Jingwei’s independent accountants. Also on the same date, the Board of Directors recommended, approved and directed the selection of Bernstein & Pinchuk LLP as Jingwei’s new principal independent accountants. B&P’s services commenced with the review of Jingwei’s financial statements for the third quarter ending September 30, 2009.

Public Accountants’ Fees

Bernstein & Pinchuk LLP performed services for Jingwei in fiscal 2009 and Morison Cogen LLP performed services for Jingwei in fiscal 2008 related to financial statement audit work, quarterly reviews, audit of internal control over financial reporting, and other ongoing consulting projects. Fees paid or payable to Bernstein & Pinchuk LLP and Morison Cogen LLP in fiscal 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$228,000	$199,000
Audit Related Fees	$20,275	$39,623
Tax Fees	None	None
All other fees	None	None

Audit Fees were for professional services rendered for the audit of the Company’s annual financial statements, the review of quarterly financial statements, and the preparation of statutory and regulatory filings. Audit-Related Fees relate to professional services rendered in connection with accounting consultations relating to SEC reviews on filings. Tax fees would consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services would include assistance regarding federal, state and international tax compliance and planning, tax audit defense, and mergers and acquisitions.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

-	whether the service creates a mutual or conflicting interest between the auditor and the Company;

-	whether the service places the auditor in the position of auditing his or her own work;

-	whether the service results in the auditor acting as management or an employee of the Company; and

-	whether the service places the auditor in a position of being an advocate for the Company.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

1. Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3. Exhibits

Number	Description

2.1	Share Exchange Agreement, dated as of May 16, 2007 (1)

2.2	Agreement and Plan of Merger, dated May 17, 2007 (1)

3.1	Certificate of Incorporation (2)

3.2	By-laws of the Company (2)

4.1	Form of Lock-Up Agreement, dated as of May 16, 2007 (1)

4.2	Form of Warrant (1)

4.3	Registration Rights Agreement, dated as of May 16, 2007 (1)

10.1	Securities Purchase Agreement, dated as of May 16, 2007 (1)

10.2	Escrow Agreement, dated as of May 16, 2007 (1)

10.3	Exclusive Technology Consulting Services Agreement, dated February 8, 2007 (3)

10.4	Operating Agreement, dated February 8, 2007 (3)

10.5	Intellectual Property Assignment Agreement, dated February 8, 2007 (3)

10.6	Intellectual Property Agreement, dated February 8, 2007 (3)

10.7	Equity Pledge Agreement, dated February 8, 2007 (3)

10.8	Exclusive Option Agreement dated February 8, 2007 (3)

10.9	Amended and Restated Loan Agreement, dated February 8, 2007 (3)

10.10	Letter Agreement between the Company and John (Yijia) Bi, dated May 12, 2008 (4)

10.11	Stock Option Agreement between Jingwei International Limited and John (Yijia) Bi, dated December 25, 2008 (5)

10.12	Employment Agreement with Robert Feng, dated as of June 2, 2009 (6)

10.13	Acquisition Agreement among Shenzhen Newway Digital S&T Co., Ltd., Shenzhen Xinguochuang Information Technology Co. Ltd. and Jingwei International Limited, dated July 31, 2009 (7)

10.14	Employment Offer Letter between the Company and Rick Luk, dated September 29, 2009 (9)

10.15	Supplemental Acquisition Agreement among Jingwei International Limited, Shenzhen Xinguochuang Information Technology Co., Ltd. and Shenzhen Newway Digital S&T Co., Ltd., dated January 22, 2010 (10)

16.1	Letter from Morison Cogen LLP to the U.S. Securities Exchange Commission, dated September 14, 2009 (8)

21.1	List of subsidiaries, filed herewith.

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
(4) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on June 5, 2008.
(5) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on February 17, 2009.
(6) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on June 18, 2009.
(7) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on August 6, 2009.
(8) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on September 15, 2009.
(9) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on September 30, 2009.
(10) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on January 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINGWEI INTERNATIONAL LIMITED

Dated: March 31 , 2010	By:	/s/ Rick H Luk
		Name:	Rick H Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31 , 2010	By:	/s/ Rick H Luk
		Name:	Rick H Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 31 , 2010	By:	/s/ Yong Xu
		Name:	Yong Xu
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 31 , 2010	By:	/s/ George (Jianguo) Du
		Name:	George (Jianguo) Du
		Title:	President and Chairman

Dated: March 31 , 2010	By:	/s/ Zhisheng Wang
		Name:	Zhisheng Wang
		Title:	Director

Dated: March 31 , 2010	By:	/s/ Corla Chen
		Name:	Corla Chen
		Title:	Director

Dated: March 31 , 2010	By:	/s/ Jason Chen
		Name:	Jason Chen
		Title:	Director

Dated: March 31 , 2010	By:	/s/ Wenhuang Liu
		Name:	Wenhuang Liu
		Title:	Director

Dated: March 31 , 2010	By:	/s/ Lily Sun
		Name:	Lily Sun
		Title:	Director

JINGWEI INTERNATIONAL LIMITED AND SUBSIDIARIES

B&P

Bernstein & Pinchuk
ACCOUNTANTS AND CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Jingwei International Limited and subsidiaries ("the Company") as of December 31, 2009, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the year then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in *Internal Control—Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

Bernstein & Pinchuk LLP
NEW YORK OFFICE Seven Penn Plaza Suite 830 New York New York 10001 Tel 212.279.7900 Fax 212.279.7901
BEIJING OFFICE Rm.610, Tower E1, Oriental Plaza No.1 East Chang An Avenue Dong Cheng District, Beijing, China 100738 Tel 86.10.85187992 Fax 86.10.85187993
中国北京市东城区东长安街1号 东方广场东一办公楼610室 100738 电话: 86.10.85187992 传真: 86.10.85187993
www.bpaccountants.com
Members of the AICPA and NYSSCPA's / PCAOB Registered

B&P

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in *Internal Control—Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Bernstein & Pinchuk LLP

March 31, 2010

New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jingwei International Limited and subsidiaries

We have audited the accompanying consolidated balance sheet of Jingwei International Limited and subsidiaries (“the Company”) as of December 31, 2008, and the related statement of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 30, 2009

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(Stated in US Dollars)

	December 31
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$10,238,930	$5,472,408
Inventories, net	2,316,043	2,802,037
Trade receivables, less allowance for doubtful accounts of $1,266,293 and $135,422, respectively	23,456,704	19,371,524
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,712 and $117,787, respectively	3,219,008	3,749,169
Deferred tax assets	257,837	-
Total current assets	39,488,522	31,395,138

Non-current assets
Property and equipment, net	1,385,438	1,305,917
Intangible assets, net	16,283,425	12,238,501
Long term investment	1,737,553	1,733,244
Total non-current assets	19,406,416	15,277,662

Total assets	$58,894,938	$46,672,800

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets (Continued)
(Stated in US Dollars)

	December 31,
	2009	2008

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$4,152,787	$1,965,619
Accruals and other payables	1,279,474	1,465,571
Income tax payable	1,718,786	551,098
Loan from a stockholder	369,462	559,286
Total current liabilities	7,520,509	4,541,574

Non-current liabilities
Other liabilities	2,930,257	-

Total liabilities	10,450,766	4,541,574

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional paid-in capital	15,643,139	15,403,411
Statutory and other reserves	2,916,292	883,936
Retained earnings	19,734,935	15,803,104
Accumulated other comprehensive income	2,654,550	2,564,066
Total Company’s stockholders' equity	40,965,965	34,671,566
Noncontrolling interest	7,478,207	7,459,660
Total equity	48,444,172	42,131,226

Total liabilities and equity	$58,894,938	$46,672,800

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year Ended December 31,
	2009	2008

Sales	$30,258,956	$27,881,694
Cost of sales	18,881,066	13,989,763
Gross margin	11,377,890	13,891,931

Operating expenses
Selling, general and administrative expenses	3,979,435	3,922,323
Research and development costs	1,155,397	1,184,661
	5,134,832	5,106,984

Income from operations	6,243,058	8,784,947

Other income (expense)
Subsidy income	736,236	1,037,008
Interest income	180,893	237,017
Finance costs	(14,061)	(15,918)
Other expense	(55,482)	(51,751)
	847,586	1,206,356

Income before income taxes	7,090,644	9,991,303

Income tax expense	1,126,457	962,856

Net income	5,964,187	9,028,447
Less: Net income attributable to noncontrolling interest	-	-
Net income attributable to the Company	5,964,187	9,028,447

Foreign currency translation adjustment	90,484	1,340,693
Comprehensive income	$6,054,671	$10,369,140

Basic earnings per share	$0.35	$0.53
Diluted earnings per share	$0.35	$0.53

Weighted average number of shares outstanding
Basic	17,049,000	17,049,000
Diluted	17,101,714	17,049,000

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Changes in Equity
(Stated in US Dollars)

		Company’s stockholders' equity
	Total equity	Number of shares of common stock	Common stock	Additional paid-in capital	Statutory and other reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest
Balance, January 1, 2008	$30,529,910	17,049,000	$17,049	$15,063,981	$703,475	$6,955,118	$1,223,373	$6,566,914
Foreign currency translation adjustment	2,233,439	-	-	-	-	-	1,340,693	892,746
Share based compensation cost	339,430	-	-	339,430	-	-	-	-
Transfer to statutory and other reserves	-	-	-	-	180,461	(180,461)	-	-
Net income	9,028,447	-	-	-	-	9,028,447	-	-
Balance, December 31, 2008	42,131,226	17,049,000	17,049	15,403,411	883,936	15,803,104	2,564,066	7,459,660
Foreign currency translation adjustment	109,031	-	-	-	-	-	90,484	18,547
Share based compensation cost	239,728	-	-	239,728	-	-	-	-
Transfer to statutory and other reserves	-	-	-	-	2,032,356	(2,032,356)	-	-
Net income	5,964,187	-	-	-	-	5,964,187	-	-
Balance, December 31, 2009	$48,444,172	17,049,000	$17,049	$15,643,139	$2,916,292	$19,734,935	$2,654,550	$7,478,207

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year Ended December 31,
	2009	2008

Cash flows from operating activities
Net income	$5,964,187	$9,028,447
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities：
Depreciation and amortization	2,766,445	1,850,340
Allowance for doubtful accounts	1,188,796	66,162
Amortization of stock options issued for services	239,728	339,430
Change in operating assets and liabilities:
Trade receivables	(5,216,051)	(6,656,514)
Other receivables, prepayments and deposits	472,236	(2,992,392)
Inventories	485,994	(739,649)
Deferred tax assets	(257,837)	-
Trade payables	2,187,168	(1,463,008)
Accruals and other payables	(186,097)	(1,005,514)
Income tax payable	1,167,688	100,336
Net cash flows provided by (used in) operating activities	8,812,257	(1,472,362)

Cash flows from investing activities
Acquisition of property and equipment	(445,000)	(574,336)
Acquisition of intangible assets	(3,632,955)	(1,964,867)
Long term investment	-	(1,733,492)
Net cash flows used in investing activities	(4,077,955)	(4,272,695)

Cash flows from financing activities
Loan from a stockholder	-	3,940
Repayment of loan from a stockholder	(189,824)	-
Net cash flows (used in) provided by financing activities	(189,824)	3,940

Effect of foreign currency fluctuation on cash and cash equivalents	222,044	453,505

Net increase (decrease) in cash and cash equivalents	4,766,522	(5,287,612)

Cash and cash equivalents-beginning of year	5,472,408	10,760,020

Cash and cash equivalents-end of year	$10,238,930	$5,472,408
Income tax paid	$309,594	$1,482,796
Interest paid	$-	$-
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to intangible assets	$-	$5,557,110

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 1  CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

Corporation Information

Jingwei International Limited and its consolidated subsidiaries and variable interest entities (the “Company”) are a technology services provider in China specializing in software and data mining services. In May 2006, Mr. George (Jianguo) Du, President and Chairman of the board of directors, established Jingwei International Investments Limited, a company organized under the laws of the British Virgin Islands (“Jingwei BVI”) and a wholly owned subsidiary of Jingwei International Limited. Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Ltd. (“Jingwei HK”), which was established on October 31, 2006 in HongKong. On February 8, 2007, a wholly owned subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC’). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Co., Ltd. (Jingwei Communication), a PRC company, entered into various agreements for a ten-year term with early termination in accordance with certain terms of the agreements. Jingwei Hengtong has agreed to exclusively provide to Jingwei Communication technology consulting services, and to pay all of the operating costs incurred by Jingwei Communication, in exchange for all of its income from the business operations. Jingwei Hengtong also agrees to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivables and all of its assets to Jingwei Hengtong. The shareholders of Jingwei Communication have also entered into pledge agreements with Jingwei Hengtong, pursuant to which they agreed to pledge all their rights and interests, including voting rights, in favor of Jingwei Hengtong. Finally, Jingwei Hengtong has the option to acquire the equity interests of the Jingwei Communication for a purchase price equal to its original purchase price or such higher price as required under PRC laws at the time of such purchase. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity (“VIE”) of the Company.

Jingwei Communication has three subsidiaries, New Yulong Information Technology Co. Ltd. (“Yulong IT”) of which Jingwei Communication owns 100%, New Yulong Software Technology Development Co. Ltd. (“Yulong Software”) of which Jingwei Communication owns 51.89% and Yulong IT owns the other 48.11%, and Jiangsu Liandong Communication Ltd. ("Jiangsu Liandong") established by Jingwei Communication on December 11, 2009 with 100% equity interest. On July 23, 2008, Yulong IT established a 100%-owned subsidiary, Beijing New Media Advertising Co. Ltd. (“Beijing New Media”). On April 29, 2009, Yulong IT established a 100%-owned subsidiary, Shenzhen Xinguo Chuang Information Technology Company Limited (“Xinguo Chuang”).

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

As Jingwei International is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, and Beijing New Media which are qualified as variable interest entities (VIE), the assets and liabilities and revenues and expenses of the VIE have been included in the consolidated financial statements. The principal activities of the VIE are in the provision of data mining and software development services. As of December 31, 2009 and for the year ended December 31, 2009, the VIE had assets of $51.9 million, liabilities of $20.7 million, revenues of $25.1 million, and operating expenses of $4.9 million. The assets and liabilities include balances due from and due to the subsidiaries of Jingwei International. These inter-company receivables and payables are eliminated upon consolidation of the VIE with Jingwei International and its subsidiaries. No assets were pledged or given as collateral against any borrowings.

On May 16, 2007, Jingwei BVI entered into a share exchange agreement with Neoview, Synergy Business Consulting LLC, a principal stockholder of Neoview, a public shell company ("Shellco"), and the stockholders of Jingwei BVI. Pursuant to the share exchange agreement, Shellco acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s stockholders in exchange for the issuance to Jingwei BVI’s stockholders of 11,554,000 shares of Shellco common stock, constituting 86.4% of Shellco’s outstanding shares of common stock on a fully-diluted basis. As a result of this transaction, Jingwei BVI became a wholly-owned subsidiary of Shellco. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, and accounted for as a change in capital structure resulting from a reverse acquisition. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Shellco, are those of the legal acquiree, Jingwei BVI, which is considered to be the accounting acquirer. Shares and per share amounts stated have been adjusted to reflect the merger.

Immediately following the closing of the merger, Shellco consummated a private placement of 3,395,000 units, each consisting of one (1) share of Common Stock and 0.3 of a Warrant to purchase one (1) share of common stock, for aggregate gross proceeds of $16,975,000 or $5.00 per unit. In conjunction with this offering, the Company paid a placement agent cash of $1,188,250, representing 7% of the aggregate gross proceeds of the offering, and issued the placement agent warrants to purchase 441,350 shares of its common stock, representing 10% of the total number of shares sold in the offering, including the warrants to purchase 1,018,500 shares of the Company’s common stock ("Warrant Shares").

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

In connection with the offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale of the shares of common stock issued as part of the Units and the 1,018,500 Warrant Shares within 60 calendar days of the closing date of the offering, and use the Company’s best efforts to have the registration statement declared effective within 120 calendar days of the closing date of the offering, or 180 calendar days following the closing date of the offering, if the Registration Statement is subject to review and comment by the SEC. The Company should pay liquidated damages of 1% of the dollar amount of the Units sold in the offering per month, payable in cash, up to a maximum of 10%, if each of the events occurs as the registration statement is not filed and/or declared effective within the foregoing time periods, until such event is cured.

The Company did not meet the July 16, 2007 filing deadline (60 days from the closing date of the offering) and November 12, 2007 effective deadline (180 days from the closing date of the offering), and therefore incurred a liquidated damages of $328,549  on that date. We have fully reserved the potential liabilities since then including accumulated interests, which amounted to $446,262 in total as of December 31, 2009.

Following the completion of the merger and the offering, the surviving Shellco changed its name from Neoview to Jingwei International Limited, and had 17,049,000 shares of common stock outstanding,

Description of Business

The Company, through its subsidiaries and VIEs, is one of the leading providers of data mining and interactive marketing services in PRC. The Company's services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and wireless value added services. The Company also operates a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading mobile telecommunication carriers.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation and consolidation

The consolidated financial statements of Jingwei International Limited (“Jingwei International”), its subsidiaries, namely, Jingwei HK, Jingwei Hengtong, and its variable interest entities, namely Jingwei Communication, Yulong IT, Yulong Software, Beijing New Media, Xingguo Chuang, and Jiangsu Liandong have been prepared in accordance with US GAAP.
The consolidated financial statements include the financial statements of Jingwei International, its subsidiaries and variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

ASC 810 Consolidation addresses financial reporting for entities over which control is achieved through means other than voting rights. According to requirements, Jingwei International evaluated its relationship with Jingwei Communication and concluded that Jingwei Communication is a “variable interest entity” for accounting purpose, as a result of the contractual arrangements, which enable Jingwei International to control and to be the primary beneficiary of Jingwei Communication. Accordingly, Jingwei International adopted the provisions of ASC 810 Consolidation and consolidated Jingwei Communication.

The Company used purchase method to consolidate Jingwei International. The fair value of the acquired net assets less deemed consideration and non-current assets were accounted as noncontrolling interest, amounted to $7,478,207 and $7,459,660 as of December 31, 2009 and 2008, respectively. We believe that the noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the company in accordance with the agreements and there are no dividend distributions to noncontrolling interest.

b)	Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the amounts of revenues and expenses during the years ended December 31, 2009 and 2008. Actual results could differ from those estimates.

Significant estimates based on management's best estimation include, but are not limited to, the valuation of trade receivables and other receivables, inventories, the estimation on useful lives of property and equipment and intangible assets., the valuation of options and warrants, and allowance for deferred tax assets.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

c)	Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in PRC. With respect to trade and other receivables, the Company establishes credit based on an evaluation of the customer’s and other debtor’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

d)	Fair value of financial instruments

ASC 825-10 Financial Instruments, previously SFAS No.159, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments. The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade payables, accruals and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments. In respect of foreign currency risk, the Company is not exposed to this risk as majority of its trading transactions are denominated in its functional currency.

e)	Comprehensive income

The Company follows ASC 220-10 previously SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the years ended December 31, 2009 and 2008 presented includes foreign currency translation adjustments.

f)	Cash and cash equivalent

Cash and cash equivalents include all cash, deposits in banks and highly liquid investments with original maturity of three months or less.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

g)	Trade and other receivables and allowance of doubtful accounts

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

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance according to the aging of trade and other receivables. Additional specific provision is made against trade and other receivables aged less than three years to the extent when collection appears doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade and other receivables.

h)	Inventories

Inventories consist of direct materials, labor costs and those indirect costs related to contract performance. Inventories are valued at lower of cost or market using first-in-first-out method or specific identification where applicable.

i)	Property and equipment, net

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

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

j)	Intangible assets, net

Intangible assets represent database, software, strategic alliance and non-compete agreement. The value of the database was established based on historic acquisition costs. The valuation and allocation of intangible assets of strategic alliance and non-compete agreement were measured based on fair value.

The Company follows ASC 350-30-50 Goodwill and Other Intangible Assets, previously SFAS No. 142. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. Amortization of database, software, strategic alliance and non-compete agreement is calculated using the straight-line method over their expected useful lives of 8 years, 5.5 years and 2 years, respectively.

k)	Long term investment, at cost

Long term investment with equity interest of less than 20% is recorded at cost and carried at that amount until it is sold or otherwise disposed of or until it is written down. A write-down from original cost is appropriate when dividends received represent a dividend received in excess of earnings subsequent to the investment date. Otherwise, dividends received are recorded as investment income.

l)	Impairment of long-lived assets

The Company follows ASC 360-10 Impairment or Disposal of Long-Lived Assets. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets and intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets and intangibles in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s financial statements.

m)	Revenue recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity and specific criteria have been met for each of the Company’s activities as described below.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

i.      Software and system services

Subject to these criteria and in accordance with ASC 985 Software Revenue Recognition, previously Statement of Position (“SOP”) 97-2, the Company generally recognizes revenue from software and system services when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price pursuant to the percentage-of completion method of accounting, and d) evidence of customers’ acceptance of milestone achievement. The Company’s software and system services sale arrangements do not have multiple deliverables.

As the software and system services typically takes more than three months to complete, the Company accounts for the timing and amount of revenue using the percentage-of-completion method based on proportion of work done. The percentage of work done is determined based on milestones agreed in the contract and percentage of total contract value due to be paid upon achievement of such milestones. The amount due after reaching certain milestones agreed in the contract generally reflects the progress of work at that point.

ii.     Data mining services

Revenue from data mining services is recognized when the services are rendered.

iii.	Bundled mobile products

In accordance with ASC 605-25, Revenue Recognition, the Company recognizes revenue, net of taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.

The Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). During the year ended December 31, 2008, the Company earned a marketing service fee from the sales of bundled mobile product and reported revenue on a net basis, assist only earned a fixed percentage of total revenue as its fee and the supplier not the Company had credit risk. During the year ended December 31, 2009, the Company has recognized a large amount sales order of handsets with customized VAS softwares built in on a gross basis as the Company acts as the primary obligor in the arrangement, has latitude in establishing price and physically changes products in most cases, the Company recognized all revenue from these sales of bundled mobile product on a gross basis, based on EITF No.99-19. The sale of bundled mobile product is classified as data mining service for the year ended December 31, 2009 in Segment information in Note 14.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

n)	Advertising, transportation, research and development expenses

Advertising is expensed when incurred or when advertising first takes place. Transportation and research and development expenses are charged to expense as incurred.

For the years ended December 31, 2009 and 2008, there were no material advertising or transportation costs incurred.

o)	Subsidy income

Subsidy income received in cash from government is recognized as income in the period received. For the year ended December 31, 2009, we received and recognized $394,686 from Shenzhen Technology and Information Bureau and $341,550 from Shenzhen tax authority as VAT refund.

p)	Statutory and other reserves

In accordance with the relevant PRC regulations and the Articles of Association of the Company’s PRC subsidiaries and VIEs, allocation from net income to the following reserves is required:

i.       Statutory surplus reserve

In accordance with the relevant laws and regulations of PRC and the articles of association of our PRC subsidiaries and VIEs, these companies are required to appropriate 10% of their net income reported in PRC statutory accounts, after offsetting prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further appropriation is optional.

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

ii.     Discretionary surplus reserve

In accordance with the articles of association of our PRC subsidiaries and VIEs, the appropriation of net income reported in PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting. None of our PRC subsidiaries and VIEs had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to December 31, 2009.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

q)	Income taxes

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. Under the asset-liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

r)	Warranty

We account for product warranties in accordance with ASC 450, Accounting for Contingencies, previously known as SFAS No. 5. We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The hardware manufacture generally provides a warranty for the first year of the life of the component. For software warranty, we estimate the costs to provide bug fixes, such as security patches, over the life of the warranty. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. In our experience the cost of providing warranties has been immaterial.

s)	Reporting currency and translation

The consolidated financial statements have been prepared in accordance with US GAAP. The functional currency of the operating subsidiaries in PRC is the Chinese Yuan Renminbi (“RMB”). However, the reporting currency is the United States dollar (“USD”). Assets and liabilities of these companies have been translated into dollars using the exchange rate at the balance sheet date. Income and expense items are translated at average rate for the year. Translation adjustments are reported separately and accumulated in a separate component of equity (accumulated other comprehensive income).

t)	Foreign currency transactions

Exchange differences arising on settlement of monetary items or on translating monetary items at the balance sheet date are recognized in the income statement except for exchange differences arising on monetary items that form part of the Company’s net investment in foreign subsidiaries, which are recognized separately and accumulated in a separate component of equity (accumulated other comprehensive income).

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

u)	Foreign operations

Almost all of the Company’s operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

The per dollar exchange rates adopted are as follows:

	2009	2008
Year end RMB exchange rate	6.84	6.83
Average yearly RMB exchange rate	6.84	6.92

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

There has been no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

v)	Stock-based compensation

The Company adopted ASC 718 Stock Compensation, previously Revised SFAS No.123(R), effective on January 1, 2006. We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions about the future. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Where such historical information is not available, we applied the "Simplified Method" in accordance with ASC 718-10-S99-1 in valuation of all our options, which are granted at-the-money, nontransferable and nonhedgeable, and vest based upon a service condition alone. For stock options and common stock warrants issued to non-employees, they are measured as of the date required by ASC 505-50 Equity-Based Payments to Non-Employees.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

w)	Basic and diluted earnings per share

In accordance with ASC 260 Earnings per Share, basic earnings per common share is computed by using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”). The calculation of diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

x)	Reclassification

The comparative figures have been reclassified to conform to current year presentation.

y)	Recently Adopted Accounting Pronouncements

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, ASC 105 Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (“the Codification” ) as the official single source of authoritative US GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change US GAAP, but it will change the way US GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157 Fair Value Measurements, ASC 820, which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption, which primarily affected the valuation of our derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, ASC 820-10-65. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, ASC 320-10-65. This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings) and (2) all other amounts (recorded in Other comprehensive income).

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ASC 320-10-65. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to adopt these updates effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material effect on our financial condition or results of operations.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

ASU No. 2009-13, Revenue Recognition, ASC 605 - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB EITF. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14, Software, ASC 985 - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB EITF. This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

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

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, ASC 810-10. This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010.

SFAS No. 166, Accounting for Transfers of Financial Assets, ASC 810. This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted since its interim period ended June 30, 2009. Subsequent events for the year ended December 31, 2009 have been evaluated through March 17, 2010, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

In February 2010, the FASB issued ASU No. 2010-09 which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. Management does not believe the adoption will have a material effect on the Company’s financial statements.

From June 2009 to March 2010, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-17 and ASU No. 2010-01 through ASU No. 2010-11. Except for ASU’s No. 2009-05, 2009-13,  2009-14, and 2010-09 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Note 3 TRADE RECEIVABLES

	December 31,
	2009	2008
Trade receivables	$24,722,997	$19,506,946
Less: allowance for doubtful debts	1,266,293	135,422
	$23,456,704	$19,371,524

Movements on the provision for impairment of trade receivables are as follows:
	2009	2008
Balance, January 1	$135,422	$176,808
Provision of doubtful debts	1,130,871	63,661
Less: receivables written off	-	105,047
Balance, December 31	$1,266,293	$135,422

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 4 OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of December 31, 2009 and 2008:
	December 31,
	2009	2008
Prepayment for purchasing of data, goods and services	$2,527,208	$1,082,181
Others	867,512	2,784,775
	3,394,720	3,866,956
Less: allowance for doubtful debts	175,712	117,787
	$3,219,008	$3,749,169

The balance of prepayment as of December 31, 2009 includes $731,293 (equivalent to RMB5.0 million) to Shenzhen Zhonggrong Shengshi Investment Holding Co., Limited for project development of an on-line tourism platform and $1,170,070 (equivalent to RMB8.0 million) paid to Kexuda Information Technology Co., Limited for project development of database market platform.

Note 5      INVENTORIES

At December 31, 2009 and 2008, inventories consist of:
	December 31,
	2009	2008
Project costs	$2,271,943	$2,225,274
Others	44,100	576,763
	$2,316,043	$2,802,037

Note 6      PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment, at cost, consist of:
	December 31,
Cost	2009	2008
Software	$152,519	$154,840
Motor vehicles	371,171	370,251
Office equipments and computers	1,475,434	1,068,349
	1,999,124	1,593,440
Less: accumulated depreciation	613,686	287,523
	$1,385,438	$1,305,917

Depreciation expenses for the years ended December 31, 2009 and 2008 were $355,762 and $271,966, respectively.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 7     INTANGIBLE ASSETS, NET

Movements on intangible assets for the years ended December 31, 2009 and 2008 are as follows:

	Cost	Accumulated amortization	Net
Balance, January 1, 2008	$6,110,297	$428,628	$5,681,669
Addition	7,539,422	1,607,722	5,931,700
Currency translation difference	673,076	47,944	625,132
Balance, December 31, 2008	14,322,795	2,084,294	12,238,501
Addition	6,441,522	2,426,888	4,014,634
Currency translation difference	30,290	-	30,290
Balance, December 31, 2009	$20,794,607	$4,511,182	$16,283,425

The breakdown of the intangible asset balance as of December 31, 2009 and 2008, as well as related amortization period for each asset class is as follows:

	December 31,		Amortization
Cost	2009	2008	Period
Database	$14,492,880	$14,297,380	8 years
Strategic alliance	5,784,532	-	5.5 years
Non-compete agreement	316,358	-	2 years
Software	200,837	25,415	8 years
	20,794,607	14,322,795
Less: accumulated amortization	4,511,182	2,084,294
	$16,283,425	$12,238,501

Intangible assets represent acquired databases, strategic alliance, non-compete agreement and software. The addition of intangible assets for strategic alliance and non-compete agreement was described as follows:

In June 2009, the Company has entered into an agreement with Shenzhen Newway Digital S&T Company Limited (“Newway”), in which the Company has formed a strategic alliance with Newway for its telecommunication value-added services (the “Transaction”). Pursuant to the agreement, Newway will conduct all its value-added services exclusively with the Company in two fiscal years commencing the effective date of the agreement, July 1, 2009.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Total consideration of the Transaction amounted to RMB45 million ($6,581,642), including RMB22.5 million ($3,290,821) in cash and RMB22.5 million ($3,290,821) in shares with a par value of $1.00 together with certain performance conditions in two fiscal years commencing the effective date of the agreement. The number of shares will be determined by dividing the amount above into market price at the time of distribution of the shares.

The Company accounts for the acquired intangible assets at fair value and has hired a professional valuation firm to evaluate the fair value of the acquired intangible assets, including a strategic alliance and a non-compete agreement. The fair value was estimated using the excess earning approach, and with and without method, based on which, RMB39,550,000 ($5,784,532) and RMB2,163,000 ($316,358) was recorded as intangible asset of the strategic alliance and the non-compete agreement, respectively, which were amortized in 5.5 and 2 years, respectively. The Company has performed a requisite annual impairment tests on intangible assets and determined that no impairment adjustments were necessary.

The contingent consideration of payment in shares, which would be settled based on certain performance conditions, has been assessed and accounted for as other long term liabilities, amounting to $2,930,257.

As of December 31, 2009, estimated amortization expenses for future periods are expected as follows:

Fiscal Year	Amount
2010	$2,599,326
2011	2,599,326
2012	2,599,326
2013	2,599,326
2014	2,599,326
Thereafter	3,286,795
$16,283,425

Note 8      LONG TERM INVESTMENT

In December 2008, Yulong IT invested in Shanghai Jiuhong Investment Company Limited for a 19.8% equity interest. Leveraging Jingwei’s core competency in software and data mining, Shanghai Jiuhong invests in high-tech companies. The investment is accounted for under the cost method.

The Company did not receive any dividends in 2009, and has not received any dividends in excess of the proportionate share of accumulated earnings since the date of acquisition, as a reduction of the cost of the investment.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

The fair value of the Company’s investment under cost-method was not estimated in 2009 because of the absence of any impairment indicators.

Note 9      INCOME TAXES

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes.

United States

Jingwei International Limited is subject to the United States of America Tax law at tax rate of up to 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended December 31, 2009 and 2008 and believes that its earnings are permanently invested in PRC. No tax benefit has been recognized since a valuation allowance has offset the deferred tax asset.

BVI

Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong

Jingwei HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for the years ended December 31, 2009 and 2008 was 16.5%.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

PRC

The Company generated substantially all of its net income from its PRC operations for the year ended December 31, 2009. The applicable income tax rate for the Company’s operating companies, Yulong IT, Yulong Software, Jingwei Hengtong, Jingwei Communication, Beijing New Media, Xinguo Chuang and Jiangsu Liandong, is described as follows: Yulong IT, Yulong Software, Jingwei Hengtong, Jingwei Communication and Xinguo Chuang were registered in Shenzhen, a special economic zone in PRC. Yulong IT and Yulong Software were qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15% and 10% respectively in 2009. Jingwei Hengtong was subject to 20% income tax rate in 2009. Jingwei Communication, Xinguo Chuang and Jiansu Liandong receive statutory income tax rate of 25% in 2009. Beijing New Media is a small business tax payer and taxed on a deemed basis, i.e. 2.5% of its reported total revenue, due to its small business status. According to New Enterprise Income Tax Law, effective on January 1, 2008, the statutory enterprise income tax rate will gradually increase to 25% in 4 years for those enterprises subject to a reduced tax rate of 15% before 2008 (i.e. 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012).

The components of the provision for income taxes from continuing operations are:

	Year ended December 31,
	2009	2008
Current – PRC	$1,384,294	$962,856
Deferred – PRC	(257,837)	-
	$1,126,457	$962,856

The Company’s effective tax rates for the years ended December 31, 2009 and 2008 were 21% and 10%, respectively The increase in effective income tax rate mainly reflects the impact of transition to PRC statutory income tax rate of 25% among the Chinese operating companies, as required by the New Enterprise Income Tax Law.

Following is a reconciliation of income taxes at the calculated statutory rates:

	Year ended December 31,
	2009	2008
Income before income taxes	$7,090,644	$9,991,303
Effective tax rate	21%	10%
Computed expected income tax expenses	1,461,956	1,037,632
Income not subject to tax	(77,662)	(74,776)
Actual income tax expenses	$1,384,294	$962,856

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008
Deferred tax assets
Bad debts allowance	$170,853	$-
Deferred tax asset for NOL - China	110	53,000
Share-based compensation	86,874	115,000
	257,837	168,000
Less: valuation allowance	-	168,000
Net deferred tax assets	$257,837	$-

In assessing the likelihood of realizing the deferred tax assets, management considers whether it is more likely than not that some portion of or all of the deferred tax assets will not realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Considering the Company’s profitable operating results in the past three years, and its projected future taxable income and tax planning strategies, management believes that the Company is able to generate sufficient future taxable income to reap the full tax benefits of deducible temporary difference.

The company adopted ASC 740-10, formerly FIN 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007 to account for uncertain tax position. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with ASC 740-10 is a two-step process. The first step is recognition - we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement - a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. The Company did not recognize any interest or penalties for the years ended December 31, 2009 and 2008 related to unrecognized tax benefits.

Note 10   AMOUNTS DUE TO A STOCKHOLDER

Amount includes an interest bearing loan (an annual interest rate of 6.75%) from stockholder Mr. Du with a payable balance of $102,381 and $233,434 at December 31, 2009 and 2008, and an interest free loan from Mr. Du with a payable balance of $267,081 and $325,852 at December 31, 2009 and 2008. The loan is unsecured and repayable on demand. Interest expenses recorded for the years ended December 31, 2009 and 2008 were $14,061 and $15,516.

Note 11   NON-CURRENT OTHER LIABILITIES

Amount refers to the contingent payment consideration in relation to the acquisition of intangible assets from Newway, which would be settled in shares based on certain performance conditions. The amount has been assessed by an independent valuation specialist to be RMB18.9 million, or $2,930,257. The Company recorded the balance as non-current liabilities in accordance with ASC 480-10 Distinguishing Liabilities from Equity, and measured the payment obligation at the end of year with no change in fair value recognized.

Note 12   SHARE-BASED COMPENSATION

On May 21, 2008, The Company adopted Jingwei International Limited 2008 Omnibus Securities and Incentive Plan (the “Plan”). The Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular Employee, Director or Consultant as provided herein.

On April 16, 2008 the Company granted total of 44 key employees of the Company, options to purchase a total of 260,400 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years with 65,100 shares in each year. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $2.278 per unit with an assumed 80.20% volatility, 6.25 years term for the options, a risk free rate of 3.27% and a dividend yield of 0%.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

On June 12, 2008 the Company granted to Strategic Growth International, Inc (“SGI”) options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of US$7.00 per share as part of the compensation for investor relations service. The contractual term is 5 years and it is non-transferable; however, hedging is not prohibited. The options were valued at $2.669 per unit using the Black-Scholes option-pricing model with an assumed 70.10% volatility, a five year term for the options, a risk free rate of 3.715% and a dividend yield of 0%. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vesting on June 5, 2009. The consulting expense for these services is recognized on a straight-line basis over the one year period of the related consulting contract. On October 5, 2008 the company terminated the service of SGI. Upon the termination of the service, pursuant to Section 4 of the option agreement, the Company rescinded 117,000 options granted to SGI pursuant to the terms of the Agreement. Correspondingly, pursuant to Section 5 of the option agreement and Section 6.3 of the Plan, the Option Agreement hereinafter represents the right to purchase 33,000 Shares on the terms and conditions contained therein.

On June 9, 2008 the Company granted to Yijia Bi (John), the prior CFO of the Company, options to purchase a total of 50,000 shares of the Company’s common stock at a strike price equal to the greater of fair market value of the stock at grant date or US$4.90. These options are fully vested at grant. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $ 2.758 per unit with an assumed 70.16% volatility, a five year term for the options, a risk free rate of 3.470% and a dividend yield of 0%. On December 25, 2008 the Company granted to Yijia Bi (John) options to purchase a total of 100,000 shares of the Company’s common stock at a strike price equal to $1.00 and vested equally in two years period. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $ 0.535 per unit with an assumed 74.5% volatility, a five year term for the options, a risk free rate of 2.10% and a dividend yield of 0%. Upon John’s resignation from the Company, the Company forfeited 100,000 unvested options and 50,000 vested options which were not timely exercised, pursuant to Section 4 and 5 of the option agreements between John and the Company in 2008 and Section 6.2 of the Plan.

On September 29, 2009 the Company granted to Rick Luk, the CEO of the Company, options to purchase a total of 200,000 shares of the Company’s common stock at a strike price equal to the greater of fair market value of the stock at grant date or US$1.64 to be vested quarterly over three years. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $0.883 per unit.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

On November 5, 2009 the Company decided to grant to ToneTat Investment Limited options to purchase a total of 500,000 shares of the Company’s common stock at a premium strike price of US$2.10 per share as part of the compensation for investor relations service. Among the total 500,000 options, 100,000 option were immediately vested and exercisable as of November 5, 2009; another 100,000 shares become vested and exercisable upon the optionee’s satisfactory completion of six months of services for the Company pursuant to the terms of the Consulting Services Agreement entered into as of November 5, 2009; the remaining 300,000 shares become vested and exercisable solely if and when the Common Stock is successfully listed on NASDAQ by no later than November 5, 2010. The contractual term is 3 years and it is non-transferable. The options were valued at $0.76 per unit using the Black-Scholes option-pricing model.

In accordance with ASC 718 Stock Compensation, the Company has recorded stock-based compensation expense during year ended December 31, 2009 of $239,728 in connection with the issuance of these options.

The following table summarizes all Company stock option and warrant transactions for the years ended December 31, 2009 and 2008:

	Number of options and warrants	Vested shares	Weight average exercise price of outstanding options and warrants
Outstanding at January 1, 2008	1,459,850	1,459,850	$6.00
Granted	443,400	83,000	$4.21
Balance, December 31, 2008	1,903,250	1,542,850	$5.58
Granted	300,000	233,925	$1.79
Forfeited	(150,000)	(50,000)	-
Balance, December 31, 2009	2,053,250	1,726,775	$5.27

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Options and warrants outstanding as of December 31, 2009:
Range of exercise prices	Number outstanding currently exercisable as of December 31, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price of options currently exercisable

$1.00-$7.00	1,726,775	2.02	$5.67

Note 13 BASIC AND DILUTED EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations for the years ended December 31, 2009 and 2008 is shown as follows:

	Year ended December 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$5,964,187	$9,028,447

Denominator for basic earnings per share—weighted average shares outstanding	17,049,000	17,049,000
Dilutive effect of stock-based compensation plan	52,714	-
Denominator for diluted earnings per share	17,101,714	17,049,000
Basic earnings per share	$0.35	$0.53
Diluted earnings per share	$0.35	$0.53

Options and warrants to purchase 2,053,250 shares of common stock at an average price $5.27 per share were outstanding during the year 2009, but options and warrants to acquire 2,000,536 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options and warrants were still outstanding as of December 31, 2009.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Note 14 SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, data mining services, and software and system services. Information for the segments for the years ended December 31, 2009 and 2008 in accordance with ASC 280 Segment Reporting is shown as follows.

	Year Ended December 31,
	2009			2008
	Data mining Services	Software Services	Total	Data mining Services	Software Services	Total

Net revenue	$19,452,377	$10,806,579	$30,258,956	$18,536,929	$9,344,765	$27,881,694
Gross margin	7,075,135	4,302,754	11,377,890	8,675,614	5,216,317	13,891,931
Net income	3,708,722	2,255,465	5,964,187	5,523,515	3,504,932	9,028,447
Segment assets	42,532,487	16,362,451	58,894,938	28,568,887	18,103,913	46,672,800
Depreciation and amortization	2,624,651	141,795	2,766,445	1,710,980	139,360	1,850,340
Expenditure for segment assets	$4,077,955	$-	$4,077,955	$2,539,203	$-	$2,539,203

Included in data mining services is marketing service fee of $2,180,324 for the year ended December 31, 2009, compared with a total fee of $1,923,687 in 2008, earned from the sales of consumer electronic goods by the manufacturer Century International Industrials Limited, also known as “Bainian Century International” based on a marketing service contract. There is no inter-segment revenue. The Company generates total revenues of $5,940,840 outside PRC through Jingwei HK for 2009, compared with total revenue of $1,923,687 for 2008. Segment assets include property and equipment and intangible assets.

Note 15 COMMITMENT AND CONTINGENCY

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of December 31, 2009 are as follows:

2010	$176,650
2011	152,337
2012	131,738
2013	43,913
2014	-
Thereafter	-
$504,638

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)

Other contractual obligations

On February 29, 2008, New Yulong IT engaged the Research Institute of Tsinghua University to conduct a multi-year R&D joint project for a total consideration of RMB7.0 million ($1,023,811). However, due to key personnel changes at the Research Institute, there had been little to no progress in 2009 and the project had been on hold and the agreement was effectively cancelled in accordance with the default clause in the agreement. As of December 31, 2009, RMB500,000 ($73,129) has been paid, and there is no further payment obligation to the Institute in accordance with the default clause for project termination in the original agreement.

Legal matter

On September 5, 2008, Beijing New Media provided a short-term loan of RMB2.0 million ($292,255) at zero interest rate to Shanghai Jujun Infotech Limited (“Jujun”), with its majority shareholder and Chairman Jerry Yu providing personal guarantee, for its general business development. In 2009, Jujun paid back only RMB300,000 ($43,988) but defaulted on the rest. On November 10, 2009, the Company submitted the dispute over RMB1.7 million ($249,267) to Shenzhen Arbitration Commission for arbitration against Jujun and Jerry Yu. For the above legal matter, no contingent reserve has been recorded in the balance sheets as such potential losses are not deemed estimable.

NOTE 16 MAJOR CUSTOMERS

The Company had sales to three customers that accounted for approximately 23% of net sales during the year ended December 31, 2009. These customers accounted for approximately 23% of trade receivable balance as of December 31, 2009.

NOTE 17 MAJOR SUPPLIERS

The Company had purchases from three vendors that accounted for approximately 24% of purchases during the year ended December 31, 2009. These vendors were fully paid as of December 31, 2009.

NOTE 18 SUBSEQUENT EVENTS

As of March 31, 2010, the Company did not have significant subsequent event.