Form 10-Q
period 2010-03-31
Jingwei International LTD
filed 2010-05-17
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to.

Commission File Number: 000-51725

JINGWEI INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	20-1970137
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 701-702, Building14, Keji C. Rd.,2nd, Software Park,
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

As of May 13, 2010, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets	F-1-2

Consolidated Statements of Income and Comprehensive Income	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5-13

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(Stated in US Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,908,282	$10,238,930
Inventories	4,471,802	2,316,043
Accounts receivable, less allowance for doubtful accounts of $972,500 and $1,266,293, respectively	23,586,226	23,456,704
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,740 and $175,712, respectively	1,914,575	3,219,008
Deferred tax assets	224,115	257,837
Total current assets	40,105,000	39,488,522

Non-current assets
Property and equipment, net	1,445,278	1,385,438
Intangible assets, net	15,521,949	16,283,425
Long-term investment	1,737,833	1,737,553
Total non-current assets	18,705,060	19,406,416

Total assets	$58, 810,060	$58,894,938

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets (Continued)
(Stated in US Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,961,446	$4,152,787
Accruals and other payables	1,175,089	1,279,474
Income tax payable	1,770,229	1,718,786
Loan from a stockholder	369,462	369,462
Total current liabilities	6,276,226	7,520,509

Non-current liabilities
Other liabilities	2,990,832	2,930,257

Total liabilities	9,267,058	10,450,766

Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional paid-in capital	15,708,374	15,643,139
Statutory and other reserves	2,916,292	2,916,292
Retained earnings	20, 753,968	19,734,935
Accumulated other comprehensive income	2,667,909	2,654,550
Total Company’s stockholders' equity	42, 063,592	40,965,965
Noncontrolling interest	7,479,410	7,478,207
Total equity	49, 543,002	48,444,172

Total liabilities and equity	$58, 810,060	$58,894,938

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Sales	$5,119,752	$3,943,718
Cost of sales	2,421,935	2,422,306
Gross margin	2,697,817	1,521,412

Operating expenses
Selling, general and administrative expenses	1,013,875	403,377
Research and development costs	733,202	253,857
	1,747,077	657,234

Income from operations	950,740	864,178

Other income (expense)
Subsidy income	309,249	121,216
Interest income	23,008	4,024
Interest expense	(1,728)	-
Other expense	(46,105)	(14,066)
	284,424	111,174

Income before income taxes	1,235,164	975,352

Income tax expense	216,131	354,654
Net income	1,019,033	620,698
Less: net income attributable to noncontrolling interest	-	-
Net income attributable to the Company’s stockholders	1, 019,033	620,698
Foreign currency translation adjustment	13,359	43,520
Comprehensive income	$1, 032,392	$664,218
Comprehensive income attributable to noncontrolling interest	1,203	18,547
Comprehensive income attributable to the Company’s stockholders	1,031,189	645,671

Basic earnings per share	$0.06	$0.04
Diluted earnings per share	$0.06	$0.04

Weighted average number of shares outstanding
Basic	17,049,000	17,049,000
Diluted	17,218,712	17,049,000

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$1,019,033	$620,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	856,078	527,181
Share-based compensation expense	65,235	39,303
Change in operating assets and liabilities:
Accounts receivable, net	(129,522)	281,895
Other receivables, prepayments and deposits, net	1,304,404	353,547
Inventories	(2,155,758)	390,073
Deferred tax assets	33,722	-
Accounts payable	(1,191,341)	(830,274)
Accruals and other payables	(104,385)	(410,779)
Income tax payable	51,443	179,347
Net cash (used in) provided by operating activities	(251,091)	1,150,991

Cash flows from investing activities
Acquisition of property and equipment	(152,828)	(10,289)
Acquisition of intangible assets	-	(3,433)
Long-term investment	-	(49,520)
Net cash used in investing activities	(152,828)	(63,242)

Cash flows from financing activities
Repayment of loan from a stockholder	-	(71,579)
Net cash used in financing activities	-	(71,579)

Effect of foreign currency fluctuation on cash and cash equivalents	73,271	6,883
		`
Net (decrease) increase in cash and cash equivalents	(330,648)	1,023,053

Cash and cash equivalents - beginning of period	10,238,930	5,472,408

Cash and cash equivalents - end of period	$9,908,282	$6,495,461

Cash paid during the year for:
Income tax paid	$131,220	$175,317
Interest paid	$-	$-

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Note 1  CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

Corporation Information

Jingwei International Limited (the “Company”) formerly known as Neoview Holdings Inc. (“Neoview”), was established in Nevada, US on November 17, 2004. In May 2006, Mr. George (Jianguo) Du, President and Chairman of the board of directors of the Company, established Jingwei International Investments Limited (“Jingwei BVI”), a company organized under the laws of the British Virgin Islands (“BVI”) and a wholly owned subsidiary of the Company. Jingwei BVI has one wholly owned subsidiary, Jingwei International Investment (HK) Ltd. (“Jingwei HK”), which was established on October 31, 2006 in HongKong. On February 8, 2007, a wholly owned subsidiary of Jingwei HK, Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”) was established in People’s Republic of China (“PRC”). On the same day, Jingwei Hengtong and Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), a PRC company, entered into a series of contractual agreements (“contractual agreements”) for a ten-year term with early termination in accordance with certain terms of the agreements. Jingwei Hengtong has agreed to exclusively provide to Jingwei Communication technology consulting services, and to pay all of the operating costs incurred by Jingwei Communication, in exchange for all of its income from the business operations. Jingwei Hengtong also agrees to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivables and all of its assets to Jingwei Hengtong. The stockholders of Jingwei Communication have also entered into pledge agreements with Jingwei Hengtong, pursuant to which they agreed to pledge all their rights and interests, including voting rights, in favor of Jingwei Hengtong. Finally, Jingwei Hengtong has the option to acquire the equity interests of the Jingwei Communication for a purchase price equal to its original purchase price or such higher price as required under PRC laws at the time of such purchase. Upon the execution of these agreements, the Company became the primary beneficiary of Jingwei Communication which was treated as a variable interest entity (“VIE”) of the Company.

Jingwei Communication has three subsidiaries, New Yulong Information Technology Co. Ltd. (“Yulong IT”) of which Jingwei Communication owns 100%, New Yulong Software Technology Development Co. Ltd. (“Yulong Software”) of which Jingwei Communication owns 51.89% and Yulong IT owns the other 48.11%, and Jiangsu Liandong Communication Ltd. ("Jiangsu Liandong") of which Jingwei Communications owns 100% equity interest. On July 23, 2008, Yulong IT established a 100%-owned subsidiary, Beijing New Media Advertising Co. Ltd. (“Beijing New Media”). On April 29, 2009, Yulong IT established a wholly-owned subsidiary, Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”).

As the Company is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, Xinguochuang, Jiangsu Liandong and Beijing New Media which are qualified as VIEs, the assets and liabilities and revenues and expenses of the VIEs have been included in the consolidated financial statements. The principal activities of the VIEs are in the provision of data mining and software development services. As of March 31, 2010 and for the year ended March 31, 2010, the VIEs had assets of $51.2 million, liabilities of $19.1 million, revenues of $3.7 million, and operating expenses of $1.6 million. The assets and liabilities include balances due from and due to the subsidiaries of the Company. These inter-company receivables and payables are eliminated upon consolidation of the VIEs with the Company and its subsidiaries. No assets were pledged or given as collateral against any borrowings.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)
On May 16, 2007, Jingwei BVI entered into a share exchange agreement with Neoview, a public shell company ("Shellco"), Synergy Business Consulting LLC, a principal stockholder of Neoview, and the stockholder of Jingwei BVI. Pursuant to the share exchange agreement, Shellco acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s stockholders in exchange for the issuance to Jingwei BVI’s stockholders of 11,554,000 shares of Shellco common stock, constituting 86.4% of Shellco’s outstanding shares of common stock on a fully-diluted basis. As a result of this transaction, Jingwei BVI became a wholly-owned subsidiary of Shellco. Under accounting principles generally accepted in the United States (“US GAAP”), the share exchange is considered to be a capital transaction in substance, and accounted for as a change in capital structure resulting from a reverse acquisition. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Shellco, are those of the legal acquiree, Jingwei BVI, which is considered to be the accounting acquirer.

Immediately following the closing of the merger, Shellco consummated a private placement of 3,395,000 units, each consisting of one (1) share of common stock and 0.3 of a warrant to purchase one (1) share of common stock, for aggregate gross proceeds of $16,975,000 or $5.00 per unit. In conjunction with this offering, the Company paid a placement agent cash of $1,188,250, representing 7% of the aggregate gross proceeds of the offering, and issued the placement agent warrants to purchase 441,350 shares of its common stock, representing 10% of the total number of shares sold in the offering, and the warrants to purchase 1,018,500 shares of the Company’s common stock ("Warrant Shares").

Following the completion of the merger and the offering, the surviving Shellco changed its name from Neoview to Jingwei International Limited, and had 17,049,000 shares of common stock outstanding.

Description of Business

The Company, its subsidiaries and VIEs are collectively referred to as the “Group”.

The Group is one of the leading providers of data mining and interactive marketing and software services in PRC. The Group's services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and wireless value added services. The Group also operates a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for PRC’s leading mobile telecommunication carriers.

Note 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation and consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the Group’s Form 10-K filed on March 31, 2010 (“2009 Form 10-K”), and requirements of Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Group’s annual financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Group’s 2009 Form 10-K.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of March 31, 2010, and consolidated results of operations, and cash flows for the three month periods ended March 31, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Financial Accounting Standards Board (“FASB”) establishes the Accounting Standards Codification (“ASC”).

ASC 810 Consolidation addresses financial reporting for entities over which control is achieved through means other than voting rights. According to requirements, The Company evaluated its relationship with Jingwei Communication and concluded that Jingwei Communication is a VIE for accounting purpose, as a result of the contractual arrangements, which enable the Company to control and to be the primary beneficiary of Jingwei Communication. Accordingly, the Company adopted the provisions of ASC 810 Consolidation and consolidated Jingwei Communication. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on January 31, 2007, the effective date (“effective date”) of the contractual agreements. The fair value of the acquired net assets of Jingwei Communication was $6,566,914 on the effective date, after eliminated all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the contractual agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest was amounted to $7,479,410 and $7,478,207 as of March 31, 2010 and December 31, 2009, respectively.

b)	Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the amounts of revenues and expenses during the period ended March 31, 2010 and 2009. Actual results could differ from those estimates.

c)	Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, prepayments and deposits, account payable, accruals and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

d)	Recently enacted accounting standards

In April 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-13, “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” a consensus of the FASB Emerging Issues Task Force. The update affects entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. Management is currently evaluating the impact of adopting this update on the Company’s consolidated financial statements.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

In February 2010, FASB issued ASU No. 2010-09 (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. Management does not believe the adoption will have a material effect on the Group’s consolidated financial statements.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-18. These ASUs, except for No. 2010-13, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

Note 3     ACCOUNTS RECEIVABLE

	March 31, 2010 (Unaudited)	December 31, 2009
Accounts receivable	$24,558,726	$24,722,997
Less: allowance for doubtful debts	972,500	1,266,293
	$23,586,226	$23,456,704

Note 4     INVENTORIES

At March 31, 2010 and December 31, 2009, inventories consist of:

	March 31, 2010 (Unaudited)	December 31, 2009
Project costs	$3,642,332	$2,271,943
Others	829,470	44,100
	$4,471,802	$2,316,043

Note 5     INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of March 31, 2010 and December 31, 2009 as well as related amortization period for each asset class is as follows:

Cost	March 31, 2010 (Unaudited)	December 31, 2009	Amortization Period
Database	$14,494,371	$14,492,880	8 years
Strategic alliance	5,785,463	5,784,532	5.5 years
Non-compete agreement	316,409	316,358	2 years
Software	200,837	200,837	8years
	20,797,080	20,794,607
Less: accumulated amortization	5,275,131	4,511,182
	$15,521,949	$16,283,425

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Intangible assets represent acquired databases, strategic alliance, non-compete agreement and software. Amortization expense for the three months ended March 31, 2010 and 2009 was $763,949 and $448,166, respectively.

Note 6     INCOME TAX EXPENSE

United States

Jingwei International Limited is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the quarter ended March 31, 2010 and 2009, and believes that its earnings are permanently invested in PRC.

BVI

Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong

Jingwei HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

PRC

The applicable income tax rate for the Group’s PRC operating companies, Yulong IT, Yulong Software, Jingwei Hengtong, Jingwei Communication, Beijing New Media, Xinguochuang and Jiangsu Liandong, are described as follows: Yulong IT and Yulong Software are qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15% and 22% respectively in 2010. Jingwei Hengtong, Jingwei Communication and Jiangsu Liandong were subject to 25% income tax rate in 2010. Beijing New Media as a small business taxpayer and taxed on a deemed basis, i.e. 2.5% of its reported total revenue, due to its small business status. In April 2010, State Tax Bureau approved Xinguochuang for its application for preferential enterprise income tax treatment, which exempted the entity from income tax for two years beginning with its first year of profitable operations, and entitled it to a 50% tax reduction to 12.5% for the subsequent three years and 25% thereafter.

During the three months ended March 31, 2010, the Group recognized an income tax expense of $0.22 million on pretax income of $1.24 million, representing an effective income tax rate of 17.5%, as compared to an income tax expense of $0.35 million on a pretax income of $0.98 million, representing an effective income tax rate of 36.4% for the same period in 2009. The much higher effective tax rate in the first quarter of 2009 was primarily the result of an adjustment in income tax expense to reflect the impact of a hike in enterprise income tax rate on the Group’s deferred tax liability.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Note 7     SHARE-BASED COMPENSATION

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

On April 16, 2008 the Company granted total of 44 key employees of the Company, options to purchase a total of 260,400 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years with 65,100 shares in each year. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $2.278 per unit with an assumed 80.20% volatility, 6.25 years term for the options, a risk free rate of 3.27% and a dividend yield of 0%.  As of March 31, 2010, a total of 103,300 options have been forfeited.

On June 12, 2008 the Company granted to Strategic Growth International, Inc (“SGI”) options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of US$7.00 per share as part of the compensation for investor relations service (the “service”). The contractual term is 5 years and it is non-transferable; however, hedging is not prohibited. The options were valued at $2.669 per unit using the Black-Scholes option-pricing model with an assumed 70.10% volatility, a five year term for the options, a risk free rate of 3.715% and a dividend yield of 0%. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vesting on June 5, 2009. The consulting expense for the service is recognized on a straight-line basis over the one year period of the related consulting contract. On October 5, 2008 the company terminated the service of SGI. Upon the termination of the service, pursuant to Section 4 of the option agreement, the Company rescinded 117,000 options granted to SGI pursuant to the terms of the Agreement. Correspondingly, pursuant to Section 5 of the option agreement and Section 6.3 of the Plan, the Option Agreement hereinafter represents the right to purchase 33,000 Shares on the terms and conditions contained therein.

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

On November 5, 2009 the Company decided to grant to ToneTat Investment Limited (“ToneTat”) options to purchase a total of 500,000 shares of the Company’s common stock at a premium strike price of $2.10 per share as part of the compensation for investor relations service. Among the total 500,000 options, 100,000 option were immediately vested and exercisable as of November 5, 2009; another 100,000 shares become vested and exercisable upon ToneTat’s satisfactory completion of six months of services for the Company pursuant to the terms of the Consulting Services Agreement entered into as of November 5, 2009; the remaining 300,000 shares become vested and exercisable solely if and when the common stock is successfully listed on NASDAQ by no later than November 5, 2010. The contractual term is 3 years and it is non-transferable. The options were valued at $0.76 per unit using the Black-Scholes option-pricing model.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

On February 23, 2010 the Company granted to Yong Xu, the CFO of the Company, options to purchase a total of 150,000 shares of the Company’s common stock at a strike price equal to the greater of fair market value of the stock at grant date or $2.05 to be vested over two years. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $1.21 per unit.

The Company has accounted for share-based compensation expense, based on the grant date fair values of the awards. Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company for accounting purposes.

For the three months ended March 31, 2010 and 2009, total share-based compensation expense recognized for options under the Plan was $65,235 and $39,303 respectively.

The following table summarizes all Company stock option and warrant transactions for the three months ended March 31, 2010:

	Number of options and warrants	Weight average exercise price	Weight average remaining contractual life (Years)
Outstanding, January 1, 2010	2,053,250	$5.27	3.21
Granted	150,000	$2.05	9.92
Forfeited	(103,300)	$4.95	8.08
Outstanding, March 31, 2010	2,099,950	$5.05	3.20

Exercisable options and warrants as of March 31, 2010:

Range of exercise prices	Number outstanding currently exercisable as of March 31, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price of options currently exercisable

$1.64-$7.00	1,771,440	2.07	$5.52

Note 8  BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is shown as follows:

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)
Numerator for basic and diluted earnings per share:
Net income	$1,019,033	$620,698
Denominator for basic earnings per share—weighted average shares outstanding	17,049,000	17,049,000
Dilutive effect of stock-based compensation plan	169,712	-
Denominator for diluted earnings per share	17,218,712	17,049,000
Basic earnings per share	$0.06	$0.04
Diluted earnings per share	$0.06	$0.04

Options and warrants to purchase 2,099,950 shares of common stock at an average price $5.05 per share were outstanding during the three months ended March 31, 2010, but options and warrants to acquire 1,649,950 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options and warrants were still outstanding as of March 31, 2010.

Note 9     SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, data mining services, and software and system services. Information for the segments for the three months ended March 31, 2010 and 2009 in accordance with ASC 280 Segment Reporting is shown as follows.

	Three Months Ended March 31,
	2010			2009
	Data mining Services	Software Services	Total (Unaudited)	Data mining Services	Software Services	Total (Unaudited)
Net revenue	$3,070,132	$2,049,620	$5,119,752	$2,189,696	$1,754,022	$3,943,718
Gross margin	1,328,624	1,369,193	2,697,817	988,257	533,155	1,521,412
Net income	519,088	499,945	1,019,033	403,184	217,514	620,698
Segment assets	41,341,516	17,468,544	58,810,060	34,599,731	11,815,819	46,415,550
Depreciation and amortization	820,603	35,475	856,078	491,757	35,424	527,181
Expenditure for segment assets	$152,828	$-	$152,828	$13,720	$-	$13,720

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Note 10   COMMITMENT AND CONTINGENCY

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of March 31, 2010 are as follows:

Within 1 year	$162,478
Within 1-2 years	144,714
Within 2-3 years	131,759
Thereafter	10,980
$449,931

Other contractual obligations

On February 29, 2008, New Yulong IT engaged the Research Institute of Tsinghua University (“Research Institute”) to conduct a multi-year research and development joint project for a total consideration of RMB7.0 million ($1,023,811). However, due to key personnel changes at the Research Institute, there had been little to no progress in 2009 and the project had been on hold and the agreement was effectively cancelled in accordance with the default clause in the agreement. As of March 31, 2010, RMB500,000 ($73,129) has been paid, and there is no further payment obligation to the Research Institute in accordance with the default clause for project termination in the original agreement.

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

NOTE 11  SUBSEQUENT EVENTS

As of May 17, 2010, the Company did not have significant subsequent event.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial conditions of Jingwei International Limited (the “Company”). Throughout this document, references to “we,” “our,” “the Group” or “Jingwei” refer to Jingwei International Limited and its subsidiaries and VIEs. MD&A should be read in conjunction with our interim consolidated financial statements and the accompanying notes, and the other financial information included in this report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission (“SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

Jingwei has evolved from the conventional data mining and customer relationship marketing services business to become a leading provider of data mining and interactive marketing and software services in the People’s Republic of China (the “PRC” or “China”). With a customer database of about 400 million Chinese consumers, we enable leading multinational and Chinese companies to reach their target audience. Currently, we operate two business segments in China: data mining and software services.

In the data mining segment, we offer a rich portfolio of business intelligence and interactive marketing services powered by our proprietary consumer database and the software tools we developed over the years. Our services include market segmentation, customer trend and churn analysis, fraud detection and a range of interactive marketing and advertising services such as telemarketing, direct mailing, mobile advertising, mobile value-added services (“MVAS”) and mobile application solutions. In the Software Services segment, we provide a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading telecommunication carriers. The software services business complements and strengthens sales opportunities for our high margin data mining and interactive marketing services platform, which not only allows us to enhance our customer database, it also provides useful tools to allow us to leverage the telecom resources to provide comprehensive multi-media marketing and advertising delivery channels to reach the target consumers for our corporate customers.

We have been investing heavily in research and development in data mining tools to enable the Group to cross reference different sources for its vast data. We continue to expand our product offerings as well as create innovative data mining software tools to enhance our service offerings to support database marketing and interactive marketing for our clients. In addition, to capitalize on the burgeoning growth of mobile applications and consumers spending, we are developing smart interactive mobile value-added services as well as enhancing our interactive marketing platform to support mobile internet marketing and application solutions for our clients to provide high value services to business enterprises and the consumers.

The primary geographic focus of our operations is in China including Hong Kong Special Administrative Region (“Hong Kong” or “HK”), where we derive all of our sales. We conduct our business operations through Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), a wholly-owned subsidiary company that became the primary beneficiary of Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”) via various contractual agreements. Jingwei Communication has three subsidiaries: New Yulong Information Technology Co. Ltd (“Yulong IT”), New Yulong Software Technology Development Co. Ltd (“Yulong Software”) and Jiangsu Liandong Communication Ltd. ("Jiangsu Liandong"). In addition, Yulong IT wholly owns two subsidiaries: Beijing New Media Advertising Co. Ltd. (“Beijing New Media”) and Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”).

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

Business Outlook and Other Recent Developments

Riding on the momentum established in the last two quarters, the Company delivered strong performance in the first quarter of 2010 in both sales and earnings compared to the same period last year.  In data mining, the strategic business partnering agreement with Shenzhen Newway Digital S&T Co., Ltd. in 2009 has helped the Group expand its product offering into 3G related value-added services (“VAS”) and there was strong demand in the last quarter for its bundled mobile VAS solutions.

In software services, we have seen increasing demand for our software services in the telecom sector as operators are expanding their deployment of internet protocol TV (“IPTV”) and digital TV (“DTV”) network nationwide. In addition, there is also demand for new management support systems to support the infrastructure and network buildup. We expect this trend to continue to contribute to the sales and earnings growth of the software service through 2010.

In the quarter, the Group has finalized an agreement with our strategic partner to design and develop an “APP Store” application for a major telecom operator for pilot trial in March in Sichuan province. This pilot system was deployed in March and is now in acceptance and trial stage. In April 2010, the Group also successfully worked with a second major telecom carrier on an APP store application. We are now in the final stage of our negotiation for a pending contract and we expect we will be able to launch a second system for pilot trial in Shanghai in the second half of 2010.

In the data mining segment, the Group successfully opened a call center in Jiangsu Province in the first quarter of 2010.  This is deployed as an outsourced “e-Contact” center with integrated telemarketing and customer support capabilities to support the business promotion and customer care programs for the telecom operators nationwide. We expect to see more significant sales contributions from this business area in the second half of 2010. To support the growth of our business in interactive marketing, we plan to make major capital investment in capbability enhancement and building up more call centers across the country in 2010.

RESULTS OF OPERATIONS

Sales

	Three Months Ended March 31
	2010		2009		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$3,070	60%	$2,190	56%	40%
Software Services	2,050	40%	1,754	44%	17%
Total Sales	$5,120	100%	$3,944	100%	30%

Total sales were $5.1 million for the three months ended March 31, 2010, compared to $3.9 million for the three months ended March 31, 2009. The year-on-year increase in total sales for the first quarter of 2010 was $1.2 million. The increase was mainly attributable to data mining sales.

Data mining. Data mining sales increased 40% for the three months ended March 31, 2010, as the demand for the Group’s data mining service including bundled mobile VAS solutions continued to grow.

Software Services.  Software services sales increased 17% for the three months ended March 31, 2010. The increase was mainly due to an increase in demand for the Company’s software services to support the expanding deployment of IPTV and DTV by major telecommunication operators in China.

Cost of Sales

	Three Months Ended March 31
	2010 (Unaudited)	2009 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$1,742	$1,201	45%
Software Services	680	1,221	-44%
Total Cost of Sales	$2,422	$2,422	0%

Total cost of sales was $2.4 million for the three months ended March 31, 2010, staying the same as $2.4 million for the same period in 2009..

Data mining. Cost of data mining increased 45% for the three months ended March 31, 2010 and is in line with the increase in sales.

Software Services.  Cost of software services decreased 44% for the three months ended March 31, 2010. The decrease was attributed to an improvement in product mix, as the software products delivered this quarter required fewer developers to complete the project.

Gross Profit Margin

	Three Months Ended March 31
	2010	2009	% Change
Gross Profit Margin:
Data mining	43%	45%	-2%
Software Services	67%	30%	37%
Total Sales	53%	39%	14%

Overall gross margin increased by 14% year over year for the three months ended March 31, 2010, which was primarily due to a change in mix resulting from a 37% increase in software services offset by a 2% decrease in data mining.

Data mining. The gross margin of data mining decreased by 2% year over year for the three months ended March 31, 2010, due to unfavorable product mix and pricing pressure from competition.

Software Services.  The gross margin of software services sales increased 37% for the three months ended March 31, 2010. The increase was mainly due to an improvement in product mix, as the software products delivered this quarter required fewer developers to complete the project.

Operating Expenses

	Three Months Ended March 31
	2010		2009
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, General and Administrative Expenses	$1,014	20%	$403	10%	151%
Research and Development Costs	733	14%	254	6%	189%
Total Expenses	$1,747	34%	$657	16%	166%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of compensation and incentive expenses, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, and office expenses. The increase can be attributed to an annual bonus distributed in the current period and increased shared-based compensation and office expenses, while the board did not approve a 2008 annual bonus plan in the same period of 2009.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses and amortization of acquired intangibles for the development of software and maintenance of our database. The increase of research and development costs in the current period was mainly attributed to the increased research and development efforts on APP Store projects, and the amortization of acquired intangibles used in research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2010 (Unaudited)	December 31, 2009
	(In thousands)
Cash and cash equivalents	$9,908	$10,239
Working capital	33,829	31,968
Stockholder’s equity	$49,543	$48,444

As of March 31, 2010, we had $9.9 million in cash and cash equivalents. We believe that our ability to generate strong cash flow from our operating activities, along with our available cash will be sufficient to fund our operating activities, capital expenditures and other obligations through 2010.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31
	2010 (Unaudited)	2009 (Unaudited)
	(In thousands)
Net cash (used in) provided by operating activities	$(251)	$1,151
Net cash used in investing activities	(153)	(63)
Net cash used in financing activities	-	(72)
Effect of foreign currency translation on cash and cash equivalents	73	7
Net (decrease) increase in cash and cash equivalents	(331)	1,023
Cash and cash equivalents - beginning of period	10,239	5,472
Cash and cash equivalents - end of period	$9,908	$6,495

Operating activities
Net cash used in operating activities for the three months ended March 31, 2010 was $0.25 million. This was primarily attributable to the net income of $1.02 million, adjusted by non-cash items of share-based compensation expense of $65,235, and depreciation and amortization of $0.86 million, offset by a net decrease in cash from working capital items of $2.2 million.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $152,828, which was attributable to acquisition of properties and equipment.

Financing activities

No cash has been used in or provided by financing activities for the three months ended March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Act”) as of March 31, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.

Item 1A.  Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010
JINGWEI INTERNATIONAL LIMITED

By:	/s/ Rick Luk
Name: Rick Luk
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)