Form 10-Q/A
period 2009-09-30
Jingwei International LTD
filed 2010-07-13
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 filed by  Jingwei International Limited (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 16, 2009 (the “Original Form 10-Q”), is being filed to reflect revisions to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effective on July 1, 2009, the Company and its wholly owned subsidiary, Shenzhen Xinguochuang Information Technology Co., Ltd. (“Xinguo Chuang”) acquired the value-added service related sales channel, product know-how and technological achievements from Shenzhen Newway Digital S&T Co., Ltd.(“Newway”). In exchange, the Company agreed to pay Newway an acquisition fee of $6.6 million (RMB 45.0 million) in the forms of both cash and shares. Due to difficulties in interpreting the original agreement, the financial staff misinterpreted several provisions in relation to consideration. After an internal review and a confirmation with Newway, management has identified the following errors related to accounting for this acquisition:

a.	Initial measurement of intangible assets

The intangible assets are now measured to be $7.4 million (RMB 50.5 million) by the amount of cash paid, the cost of total equity interests to be issued, and the assigned asset value of $0.8 million (RMB 5.5 million) based on the assessment that it is more likely than not that the tax basis of the intangible assets acquired is zero. Instead, the initial value of the intangible assets was improperly measured to be $6.1 million (RMB 41.7 million).  As a part of the purchase consideration, the contingently issuable shares were believed to have a fixed monetary value of $3.3 million (RMB 22.5 million) with the number of shares determined by dividing the total amount into market price at the time of distribution of the shares. As a result, these shares were classified as a non-current liability and a discount for the time value of two years had been applied, thus understating the value of intangible assets.

b.	Classification of equity interests paid

As discussed above, a fixed number of shares determinable on the acquisition date will be issued at one year anniversary, as compared to the misunderstanding that a fixed moneratry value of obligation would have to be settled at a variable number of shares.  The monetary benefits that the Newway parties will receive therefore vary predominantly with the share price of the Company. The Company meant to bring in an industry player like Newway as a significant shareholder, and align Newway’s long term interest with the existing shareholders.  In conclusion, the contingently issuable shares should be recorded under equity.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that was affected by the restatement has been amended and restated in its entirety. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

 Part I—Item 1—Consolidated Financial Statements, and
 Part I—Item 2—Management's Discussion and Analysis or Plan of Operation
 Part I—Item 4—Controls and Procedures

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2, and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Jingwei International Limited

and

Subsidiaries

Consolidated Financial Statements

September 30, 2009

Jingwei International Limited
and
Subsidiaries

CONTENTS

Page

Consolidated Balance Sheets	6

Consolidated Statements of Operations and Comprehensive Income	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9-32

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(Stated in US Dollars)
	September 30,	December 31,
	2009	2008
	(Unaudited) (Restated)	(Audited)
ASSETS
Current assets
Cash and equivalents	$2,882,340	$5,472,408
Inventories	2,338,740	2,802,037
Trade receivables, less allowance for doubtful accounts of $907,409 and $135,422, respectively	24,000,277	19,371,524
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,701 and $117,787, respectively	3,247,783	3,749,169
Total Current Assets	32,469,140	31,395,138

Non-current assets
Property, plant and equipment, net	1,442,624	1,305,917
Intangible assets, net	18,225,932	12,238,501
Long term investment	1,737,452	1,733,244

	$53,875,148	$46,672,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$2,082,215	$1,965,619
Accruals and other payables	1,105,479	1,465,571
Income tax payable	604,770	358,168
Deferred tax	347,004	192,930
Loan from a stockholder	488,006	559,286
Total Current Liabilities	4,627,474	4,541,574

Deferred tax, non-current	803,194	-

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional paid-in capital	18,799,572	15,403,411
Statutory and other reserves	883,936	883,936
Retained earnings	18,612,896	15,803,104
Accumulated other comprehensive income	2,653,260	2,564,066
Total Jingwei International Stockholders' Equity	40,966,713	34,671,566
Noncontrolling interest	7,477,767	7,459,660
Total Equity	48,444,480	42,131,226
	$53,875,148	$46,672,800

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Stated in US Dollars)
	Three months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)	(Unaudited)
Sales	$8,763,167	$8,568,360	$16,793,680	$23,110,226
Cost of sales	(5,427,567)	(5,127,216)	(10,461,258)	(11,065,735)
Gross Margin	3,335,600	3,441,144	6,332,422	12,044,491

Expenses
Selling, General and Administrative expenses	(1,639,683)	(1,278,613)	(2,758,172)	(2,988,800)
Research and development costs	(392,855)	(202,503)	(836,242)	(718,646)
	(2,032,538)	(1,481,116)	(3,594,414)	(3,707,446)

Income from operations	1,303,062	1,960,028	2,738,008	8,337,045

Other income (expense)
Subsidy income	196,655	-	552,041	543,690
Interest income	167,154	224,673	174,918	233,433
Finance costs	-	(3,940)	-	(11,979)
Other expenses	(15,290)	(13,733)	(41,585)	(38,183)
	348,519	207,000	685,374	726,961

Income before income taxes	1,651,581	2,167,028	3,423,382	9,064,006

Income tax expense	(249,973)	(265,229)	(613,590)	(1,345,854)

Net income	1,401,608	1,901,799	2,809,792	7,718,152
Less: Net income attributalbe to the noncontrolling interest	-	-	-	-
Net Income attributable to Jingwei International Limited and Subsidiaries	$1,401,608	$1,901,799	$2,809,792	$7,718,152

Foreign currency translation adjustment	40,842	77,559	89,194	1,338,993
Comprehensive Income	$1,442,450	$1,979,358	$2,898,986	$9,057,145

Earnings per share
Basic and diluted	$0.08	$0.11	$0.16	$0.45

Weighted Average Common Shares Outstanding
Basic and diluted	17,049,000	17,049,000	17,049,000	17,049,000

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Stated in US Dollars)
	Nine Months Ended September 30,
	2009	2008
	(Unaudited) (Restated)	(Unaudited)
Cash flows from operating activities:
Net income	$2,809,792	$7,718,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,942,677	1,230,667
Allowance for doubful accounts	829,901	31,821
Amortization of stock options issued for services	108,994	300,127
Changes in operating assets and liabilities:
Trade receivables	(5,536,162)	(10,031,166)
Other receivables, prepayments and deposits	443,472	(1,275,529)
Inventories	463,297	(592,805)
Trade payables	116,596	78,592
Other payables and accrued expenses	(360,092)	(438,628)
Deferred tax	154,074	-
Income tax payable	246,602	289,598

Net cash flows provided by (used in) operating activities	1,219,151	(2,689,171)

Cash flows from investing activities:
Acquisition of property and equipment	(343,536)	-
Acquisition of intangible assets	(3,589,934)	(494,498)
Long term Investment	-	(893,918)

Net cash flows used in investing activities	(3,933,470)	(1,388,416)

Cash flows from financing activities:
Repayment to loan from a stockholder	(71,579)	-

Net cash flows used in financing activities	(71,579)	-

Effect of foreign currency translation on cash and cash equivalents	195,830	452,349

Net decrease in cash and equivalents	(2,590,068)	(3,625,238)

Cash and cash equivalents-beginning of period	5,472,408	10,760,020

Cash and cash equivalents-end of period	$2,882,340	$7,134,782

Supplemental disclosure of cash flow information
Income tax paid	$268,536	$1,101,020
Supplemental disclosure of non-cash investing activities
Transfer of prepayment to intangible assets	$-	$5,557,110
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

1.
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

2.	Restatement of previously issued financial statements

On June 11, 2010, the Audit Committee of the Board of Directors of Jingwei International Limited (the “Company”) concluded, based on recommendation from management, that the Company’s consolidated interim financial statements for the periods ended September 30, 2009 contained in the Company’s Quarterly Report on Form 10-Q for the periods ended September 30, 2009, as filed with the Securities and Exchange Commission, should no longer be relied upon by investors. The restatement relates only to the Company’s accounting for the intangibles acquired from Shenzhen Newway Digital S&T Co., LTD (“Newway”), as well as the classification of contingently issuable shares as a part of the consideration paid in the same transaction.

Effective on July 1, 2009, the Company and its wholly owned subsidiary, Shenzhen Xinguochuang Information Technology Co., Ltd. (“Xinguo Chuang”) acquired the value-added service related sales channel, product know-how and technological achievements from Shenzhen Newway Digital S&T Co., Ltd.(“Newway”). In exchange, the Company agreed to pay Newway an acquisition fee of $6.6 million (RMB 45.0 million) in the forms of both cash and shares. After an initial cash payment of $3.3 million (RMB 22.5 million) in the third quarter of 2009, a fixed number of shares worth $3.3 million (RMB 22.5 million) with fair value of $1 each on acquisition date are to be granted to Newway upon satisfaction of meeting net income targets at the one year anniversary. Due to difficulties in interpreting the original agreement, the financial staff misinterpreted several provisions relating to consideration. After an internal review and a confirmation with Newway, management has identified the following errors related to accounting for this acquisition:

a.	Initial measurement of intangible assets

i.
The intangible assets are now measured to be $6.6 million (RMB 45 million) by the amount of cash paid, plus the cost of total equity interests to be issued based on their fair value on acquisition date, as defined in FASB Accounting Standards Codification (“ASC”) 350-30-30-2.

In the Company’s consolidated interim financial statements for the periods ended September 30, 2009 contained in the Company’s Quarterly Report on Form 10-Q for the periods ended September 30, 2009, the initial value of the intangible assets was improperly measured to be $6.1 million (RMB 41.7 million).  As a part of the purchase consideration, the contingently issuable shares were believed to have a fixed monetary value of $3.3 million (RMB 22.5 million) with the number of shares determined by dividing the total amount into market price at the time of distribution of the shares. As a result, these shares were classified as a non-current liability and a discount for the time value of two years had been applied, thus understating the value of intangible assets.

ii.
Management has also assessed that it is more likely than not that the tax basis of the intangible assets acquired is zero, with supporting documents gathered on hand at present, therefore determined to apply the simultaneous equations method to record the assigned value of the asset and the related deferred tax liability to be $0.8 million (RMB 5.5 million).

iii.	Therefore the total value of the intangible assets acquired is measured to be $7.4 million (RMB 50.5 million).

Accordingly, the periodic amortization of the intangible assets acquired must also be adjusted higher.

b.	Classification of equity interests paid

As discussed above, a fixed number of shares determinable on the acquisition date will be issued at one year anniversary, as compared to the misunderstanding that a fixed moneratry value of obligation would have to be settled at a variable number of shares.  As an industry insider, the Company believed that the performance target in the first year after acquisition would be achieved without much difficulty.  Even so, the contingent share payment arrangement was made partly to ensure that Newway would abide by the terms of the agreement including the non-compete clause and not harm the business results. In case of underperformance by the acquired assets, shares to be granted will be cut by half or completely as a penalty.  Therefore, the monetary benefits that the Newway parties will receive vary predominantly with the share price of the Company. The Company meant to bring in an industry player like Newway as a significant shareholder, and align Newway’s long term interest with the existing shareholders.  In conclusion, the contingently issuable shares should be recorded under equity.

The following table sets forth the financial impacts of the restatement on the Company.

Consolidated Balance Sheet	As of September 30, 2009
(in $)	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets
Cash and equivalents	$2,882,340		$2,882,340
Inventories	2,338,740		2,338,740
Trade receivables, less allowance for doubtful accounts of $907,409 and $135,422, respectively	24,000,277		24,000,277
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,701 and $117,787, respectively	3,247,783		3,247,783
Total Current Assets	32,469,140		32,469,140

Non-current assets
Property, plant and equipment, net	1,442,624		1,442,624
Intangible assets, net	17,000,373	1,225,559	18,225,932
Long term investment	1,737,452		1,737,452

	$52,649,589	$1,225,559	$53,875,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$2,082,215		$2,082,215
Accruals and other payables	1,105,479		1,105,479
Income tax payable	604,770	-	604,770
Deferred tax	347,004		347,004
Loan from a stockholder	488,006		488,006
Total Current Liabilities	4,627,474	-	4,627,474

Other liabilities	2,809,904	(2,809,904)	-
Deferred tax, non-current		803,194	803,194

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049		17,049
Additional paid-in capital	15,512,405	3,287,167	18,799,572
Statutory and other reserves	883,936		883,936
Retained earnings	18,671,214	(58,318)	18,612,896
Accumulated other comprehensive income	2,649,840	3,420	2,653,260
Total Jingwei International Stockholders' Equity	37,734,444	3,232,269	40,966,713
Noncontrolling interest	7,477,767		7,477,767
Total Equity	45,212,211	3,232,269	48,444,480
	$52,649,589	$1,225,559	$53,875,148

Consolidated Statements of Operations and Comprehensive Income	Three Months ended September 30, 2009
(in $)	As Previously Reported	Adjustment	As Restated
Sales	$8,763,167		$8,763,167
Cost of sales	(5,369,243)	(58,324)	(5,427,567)
Gross Margin	3,393,924	(58,324)	3,335,600

Expenses
Selling, General and Administrative expenses	(1,639,683)		(1,639,683)
Research and development costs	(392,855)		(392,855)
	(2,032,538)		(2,032,538)

Income from operations	1,361,386	(58,324)	1,303,062

Other income (expense)
Subsidy income	196,655		196,655
Interest income	167,154		167,154
Finance costs	-
Other expenses	(15,290)		(15,290)
	348,519		348,519

Income before income taxes	1,709,905	(58,324)	1,651,581

Income tax expense	(249,973)		(249,973)

Net income	1,459,932	(58,324)	1,401,608
Less: Net income attributalbe to the noncontrolling interest	-		-
Net Income attributalbe to Jingwei International Limited and Subsidiaries	$1,459,932	$(58,324)	$1,401,608

Foreign currency translation adjustment	37,417	3,425	40,842
Comprehensive Income	$1,497,349	$(54,899)	$1,442,450

Earnings per share
Basic and diluted	$0.09	$(0.01)	$0.08

Weighted Average Common Shares Outstanding
Basic and diluted	17,049,000		17,049,000

Consolidated Statements of Operations and Comprehensive Income	Nine months Ended September 30,
(in $)	As Previously Reported	Adjustment	As Restated
Sales	$16,793,680		$16,793,680
Cost of sales	(10,402,940)	(58,318)	(10,461,258)
Gross Margin	6,390,740	(58,318)	6,332,422

Expenses
Selling, General and Administrative expenses	(2,758,172)		(2,758,172)
Research and development costs	(836,242)		(836,242)
	(3,594,414)		(3,594,414)
Income from operations	2,796,326	(58,318)	2,738,008

Other income (expense)
Subsidy income	552,041		552,041
Interest income	174,918		174,918
Finance costs	-
Other expenses	(41,585)		(41,585)
	685,374		685,374

Income before income taxes	3,481,700	(58,318)	3,423,382

Income tax expense	(613,590)		(613,590)
Net income	2,868,110	(58,318)	2,809,792
Less: Net income attributable to the noncontrolling interest			-
Net Income attributalbe to Jingwei International Limited and Subsidiaries	$2,868,110	$(58,318)	$2,809,792
Foreign currency translation adjustment	85,774	3,420	89,194
Comprehensive Income	$2,953,884	$(54,898)	$2,898,986
Earnings per share
Basic and diluted	$0.17	$(0.01)	$0.16
Weighted Average Common Shares Outstanding
Basic and diluted	17,049,000		17,049,000

Consolidated Statements of Cash Flow	Nine Months ended September 30, 2009
(in $)	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$2,868,110	$(58,318)	$2,809,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,884,359	58,318	1,942,677
Allowance for doubful accounts	829,901		829,901
Amortization of stock options issued for services	108,994		108,994
Changes in operating assets and liabilities:
Trade receivables	(5,536,162)		(5,536,162)
Other receivables, prepayments and deposits	443,472		443,472
Inventories	463,297		463,297
Trade payables	116,596		116,596
Other payables and accrued expenses	(360,092)		(360,092)
Deferred tax	154,074		154,074
Income tax payable	246,602		246,602
Net cash flows provided by (used in) operating activities	1,219,151	-	1,219,151
Cash flows from investing activities:
Acquisition of property and equipment	(343,536)		(343,536)
Acquisition of intangible assets	(3,589,934)		(3,589,934)
Long term Investment	-		-
Net cash flows used in investing activities	(3,933,470)		(3,933,470)

Cash flows from financing activities:
Repayment to loan from a stockholder	(71,579)		(71,579)
Net cash flows used in financing activities	(71,579)		(71,579)

Effect of foreign currency translation on cash and cash equivalents	195,830		195,830
Net decrease in cash and equivalents	(2,590,068)	-	(2,590,068)
Cash and cash equivalents-beginning of period	5,472,408		5,472,408
Cash and cash equivalents-end of period	$2,882,340		$2,882,340
Supplemental disclosure of cash flow information
Income tax paid	$268,536		$268,536
Supplemental disclosure of non-cash investing activities
Transfer of prepayment to intangible assets	$-		$-

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

Impairment of long-lived assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC Topic 360-10”). The Statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets and intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets and intangible assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s financial statements.

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

Volatility	84.6%
Life of option(year)	10
Risk free interest rate	5.9%
Expected dividend rate (percent)	-
Forfeiture rate (percent)	-
Weighted-average fair value per option granted	0.883

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

Basic and diluted earnings per share
In accordance with ASC 260, Earnings per Share, basic earnings per common share is computed using net income divided by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. The incremental shares from assumed conversion of the options and warrants amounted to 41,330 for the nine months to September 30, 2008. There was no incremental share for the three months to September 30, 2008 as an assumed conversion was anti-dilutive. For 2009, the basic and diluted earnings per share were the same since assumed conversion of the options and warrants was anti-dilutive.

In relation to the asset acquisition from Newway, there is a condition of attaintaining a specified amount of earnings, before any agreed-upon number of shares can be issued at one year anniversary. This earnings contingency has no effect on basic EPS as of September 30, 2009, because it is not certain that the condition is satisfied until the end of the contingency period, i.e. at the one year anniversary.

In computing diluted EPS for the three months and nine month periods ended September 30, 2009, as the year-to-date after-tax net income was below RMB 10 million as of September 30, 2009, no contingently issuable shares was included in the calculation of dilutive outstanding shares.

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

NOTE 3 INVENTORIES
	September 30, 2009	December 31, 2008
Project cost	$1,867,125	$2,225,275
Others	471,615	576,762
	$2,338,740	$2,802,037

NOTE 4 OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Prepayment for purchase of goods and services	$2,313,858	$1,082,181
Other receivables and deposits	933,925	2,666,988
	$3,247,783	$3,749,169

NOTE 5 INTANGIBLE ASSETS, NET

The following table summarizes intangible assets as of September 30, 2009 and December 31, 2008:
	September 30, 2009 (Restated)	December 31, 2008
Cost
Database	$14,525,052	$14,322,795
Strategic alliance	7,068,112	-
Non-compete agreement	316,339	-
Software	129,422	-
Less: Accumulated amortization	3,812,993	2,084,294
	$18,225,932	$12,238,501

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

In exchange, the Company agreed to pay Newway an acquisition fee of $6.6 million (RMB 45.0 million) in the forms of both cash and shares. After an initial cash payment of $3.3 million (RMB 22.5 million) in the third quarter of 2009, a fixed number of shares worth $3.3 million (RMB 22.5 million) with fair value of $1 each on acquisition date are to be granted to Newway upon satisfaction of meeting net income targets at the one year anniversary. The total amount of contingent issuable shares has been recorded as additional paid-in capital on July 1, 2009. The maximum number of shares to be issued is determined to be 3,287,167

Therefore, the Company accounted for the intangible assets to be $6.6 million (RMB 45 million) by the amount of cash paid, plus the cost of total equity interests to be issued based on their fair value on acquisition date, as defined in FASB Accounting Standards Codification (“ASC”) 350-30-30-1. Moreover, the carrying amount of the intangible assets are increased by $0.8 million (RMB 5.5 million) to account for the difference between the amount paid and the tax basis of the intangible assets acquired. The management has assessed that it is more likely than not that the tax basis of the intangible assets acquired is zero, with supporting documents gathered on hand at present, therefore determined to apply the simultaneous equations method to record the assigned value of the asset and the related deferred tax liability.

The Company has also hired a professional valuation firm to evaluate the fair value of the acquired intangible assets, including a strategic alliance and a non-compete agreement. The fair value was estimated using the excess earning approach and with and without method. The assessed fair values of intangible assets are generally in line with the fair value of the consideration given. The assessment also helps the Company allocate costs between strategic alliances and non-compete agreements as well as decide on respective amortization periods.

Amortization expenses related to intangible assets was $821,412 and $406,812 for the three months ended September 30, 2009 and 2008, and $1,726,203 and $1,062,388 for the nine months ended September 30, 2009 and 2008 respectively.

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

NOTE 8 SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, dataming services, and software and system services. Information for the segments for the three and nine months ended September 30, 2009 and 2008 in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“ASC Topic 280-10”) are as follows:
	Three Months Ended September 30,
	2009			2008
	Datamining Services (Restated)	Software Services (Restated)	Total (Restated)	Datamining Services	Software Services	Total
Net Revenue	$5,451,796	$3,311,371	$8,763,167	$5,959,194	$2,609,166	$8,568,360
Gross Profit	2,213,017	1,122,583	3,335,600	2,433,045	1,008,099	3,441,144
Net Income	918,717	482,891	1,401,608	1,344,658	557,141	1,901,799
Segment Assets	41,907,845	11,967,303	53,875,148	36,578,697	11,146,142	47,724,839
Depreciation& Amortization	843,020	35,448	878,468	442,198	26,847	469,045
Expenditure for Segment Assets	3,302,995	-	3,302,995	531,338	-	531,338

	Nine Months Ended September 30,
	2009			2008
	Datamining Services (Restated)	Software Services (Restated)	Total (Restated)	Datamining Services	Software Services	Total
Net Revenue	$10,221,720	$6,571,960	$16,793,680	$15,622,288	$7,487,938	$23,110,226
Gross Profit	4,171,516	2,160,906	6,332,422	7,769,835	4,274,655	12,044,490
Net Income	1,839,760	970,032	2,809,792	4,881,092	2,837,060	7,718,152
Segment Assets	41,907,845	11,967,303	53,875,148	36,578,697	11,146,142	47,724,839
Depreciation& Amortization	1,836,377	106,300	1,942,677	1,175,451	55,216	1,230,667
Expenditure for Segment Assets	3,933,470	-	3,933,470	1,388,416	-	1,388,416

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

RESULTS OF OPERATIONS

Net revenues
	Three Months Ended September 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues :
Datamining	$5,452	62%	$5,959	70%	(9)%
Software Services	3,311	38%	2,609	30%	27%
	$8,763	100%	$8,568	100%	2%

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

	Nine Months Ended September 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of net revenue		% of net revenue
Net revenues :
Datamining	$10,222	61%	$15,622	68%	(35)%
Software Services	6,572	39%	7,488	32%	(12)%
	$16,794	100%	$23,110	100%	(27)%

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

Cost of revenues
	Three Months Ended September 30
	2009	2008	% of Changes
	(In thousands, except percentages)
Cost of revenues :
Datamining	$3,238	$3,526	(8)%
Software Services	2,189	1,601	37%
	$5,427	$5,127	6%

Total cost of revenue for the quarter was 6% higher compared to the same period in 2008, while sales revenue increased by 2%. The unfavorable cost increase was primarily due to a higher than expected increase in cost of software services associated with the new development and provisioning of new system solutions in procuring new contracts.

Datamining.  Cost of datamining revenue decreased by 8% for the third quarter of 2009 year compared to the third quarter of 2008.  This reflected a cost reduction in line with the decrease of 9% in revenue for the quarter.

Software Services.  Cost of software services revenue increased by 37% for the third quarter of 2009 year over year.  This increase was more than the 27% increase in revenue for the quarter. This increase was due to higher development and material costs associated with the development of a new software and provisioning of system solutions to procure new contracts.

	Nine Months Ended September 30
	2009	2008	% of Changes
	(In thousands, except percentages)
Cost of revenues :
Datamining	$6,050	$7,852	(23	) %
Software Services	4,411	3,213	37%
	$10,461	$11,065	(5	) %

For the nine months ended September 30, 2009, total cost of revenue decreased by 5% compared to the same period in 2008. This decrease was mainly due to lower purchase costs and a decrease of headcount in the first two quarters. Cost of revenues in datamining experienced a decrease of 23% for the nine months ended September 30, 2009, while the software service increased by 37% for the nine months ended September 30, 2009.

Gross profit margin
	Three Months Ended September 30
	2009	2008
	(In thousands, except percentages)
Gross profit margin :
Data mining	41%	41%
Software Services	34%	39%
Overall	38%	40%

Overall gross margin decreased by 2 % year over year for the third quarter of 2009, which was primarily due to a 5% decrease in software services.

Datamining. The gross margin of datamining remained flat year over year for the third quarter of 2009, as the positive impact from improved market condition and better pricing was offset by a higher amortization in the quarter.

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

	Nine Months Ended September 30
	2009		2008		% of Changes
	(In thousands, except percentages)
		% of total net revenue		% of total net revenue

Selling, General and Administrative Expense	$2,758	16%	$2,989	13%	(8)%
Research and Development Cost	836	5%	719	3%	16%

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

LIQUIDITY AND CAPITAL RESOURCES
	As of September 30
	2009	2008
	(In thousands)
Cash and cash equivalents	$2,882	$7,135
Working capital	$27,842	$27,777
Stockholder’s equity	$40,967	$33,320

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that (1) information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error, the circumvention or overriding of controls and procedures and collusion to circumvent and conceal the overriding of controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the restatement of the consolidated financial statements in this Quarterly Report on Form 10-Q/A, the Company’s management, including the Company’s chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to the issuer’s management (including our principal executive officer and principal financial officer, or persons performing similar functions) as appropriate to allow timely decisions regarding required disclosure.

Because of their inherent limitations, disclosure controls and procedures may not prevent or detect misstatements. The root cause for the restatement was not insufficient disclosure control activities, but the result of ambiguous contract terms, that were later clarified as to their meaning. Correct accounting treatment has been applied based on an interpretation of the terms at the time. The subsequent clarification of terms by the parties and the entry into of the supplemental minutes regarding this understanding, does not, in management's view, implicate the effectiveness of the Company's disclosure controls and procedures.

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

Dated: July 12, 2010

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Rick H. Luk
Name: Rick H. Luk
Title: Chief Executive Officer
(Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)