Form 10-K/A
period 2009-12-31
Jingwei International LTD
filed 2010-07-13
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A .  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

As of March 31, 2010, there were 17,049,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the consolidated financial statements for the fiscal year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed by  Jingwei International Limited (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, is being filed to reflect revisions to only to the Company’s accounting for the intangibles acquired from Shenzhen Newway Digital S&T Co., LTD (“Newway”), as well as the classification of contingently issuable shares as a part of the consideration paid in the same transaction.

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

As discussed above, a fixed number of shares determinable on the acquisition date will be issued at one year anniversary, as compared to the misunderstanding that a fixed monetary value of obligation would have to be settled at a variable number of shares.  The monetary benefits that the Newway parties will receive therefore vary predominantly with the share price of the Company. The Company meant to bring in an industry player like Newway as a significant shareholder, and align Newway’s long term interest with the existing shareholders.  In view of the business intent, the Company has concluded the contingently issuable shares should be recorded under equity, with the auditor’s consent.

c.	Dilutive effect of the contigently issuable shares

With the contingently issuable shares reported under non-current liabilities, the Company has not considered whether these shares were outstanding at the end of each reporting period since the third quarter of 2009, and whether to include them in computation of the basic EPS or diluted EPS. After confirming with Newway, the management has calculated the revenue and net income contributions from the acquired asset by quarter. Accordingly, the management has considered shares outstanding upon satisfaction of net income conditions, and included in the computation of quarterly and annual diluted EPS.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that was affected by the restatement has been amended and restated in its entirety. No material changes have been made in this Form 10-K/A to update other disclosures presented in the Original Form 10-K, except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures, including the exhibits to the Original Form 10-K affected by subsequent events. The following sections of this Form 10-K/A have been amended to reflect the restatement:

Item 6 (Selected Financial Data),
Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation),
Item 8 (Financial Statements and Supplementary Data) and
Item 9A (Controls and Procedures)

This Form 10-K/A is dated as of a current date and includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes our consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth elsewhere in this annual report.

	For the year ended
	December 31,
	2009	2008
Dollars in thousands	(Restated)	(Audited)
Software Services	$10,807	$9,345
Data Mining	19,452	18,537
Total Revenues	$30,259	$27,882
% Growth	9%	14%
Gross Profit	$11,261	$13,892
% Margin	37%	50%
Income from operations	$6,247	$8,785
% Margin	21%	32%
Net Income	$5,968	$9,028
% Margin	20%	32%
Cash and Cash Equivalents	$10,239	$5,472
Net Working Capital	$31,968	$26,854
Total Assets	$60,062	$46,673
Stockholders' Equity	$44,260	$34,672
Capital Expenditures	$4,078	$2,539

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

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

Developments in 2009

2009 has been a trying year for Jingwei to lay the foundation for its future business growth. Although the year has been filled with challenges, largely as result of the global financial tsunami in late 2008, we were able to keep the right focus and regain growth momentum following a period of disappointing results in the first half of 2009. The following are the highlights of some of the major events and results achieved in 2009:

•
Manage profitable growth and improve on operating cash in the midst of an economic downturn was our number one priority – For the year, we are pleased to report that we achieved a 9% growth in revenue to reach $30.3 million, with net income of $6.0 million and earnings per diluted share of $0.34.  We also improved our operating cash flow by generating $8.8 million cash from operations, compared with $1.5 million cash used in operating activities.  We finished the year with $10.2 million cash on hand.

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

Gross profit margin

Our overall gross profit margin was 37%, compared with 50% in 2008.

	Years Ended December 31
	2009	2008
Gross profit margins:
Data Mining	40%	46%
Software Services	40%	56%
Bundled mobile product	19%	51%
Overall	37%	50%

The decrease in overall margin was due to a mix of pricing pressure from the economic downturn and tough competition in the first half of 2009, as well as a change in product mix, with the inclusion of lower margin bundled mobile product sales to strengthen our overall capability through the channels acquired from Newway Technology in the second half of 2009.

Operating Expenses

Our total operating expenses increased 88% year over year to $5.1 million in 2008 accounting for 18% of net revenue.

	Years Ended December 31
	2009		2008
		% of Net revenues		% of Net revenues
	(In thousands, except percentage)
Operating Expenses
SG&A	3,859	13%	3,922	14%
R&D	1,155	4%	1,185	4%
Total	5,014	17%	5,107	18%

Selling, general and administrative expenses consist generally of sales and marketing expenses, salary and bonus, professional service fee, office expenses, depreciation and bad debt provision. The total SG&A in 2009 was 2% higher than the figure in 2008, which included an increase of $1.2 million in provision for doubtful accounts, offset by a decrease in salary and bonus for $0.6 million, a drop of $0.2 million in office expenses and a drop of $0.3 million in professional fees. As a percentage of revenue, selling, general and administrative expenses decreased to 13% for the year ended December 31, 2009 from 14% in 2008. We believe the decrease generally reflects management’s effort in cost control in the first half of 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31
	2009	2008
	(In thousands)
Cash and cash equivalents	10,239	5,472
Working capital	31,968	26,854
Total equity	51,738	42,131

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

ITEM 9A. CONTROLS AND PROCEDURES.

Restatement of Previously Issued Financial Statements

On June 11, 2010, the Audit Committee of the Board of Directors of Jingwei International Limited (the “Company”) concluded, based on recommendation from management, that the Company’s consolidated interim financial statements for the periods ended September 30, 2009 contained in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, the consolidated financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the consolidated interim financial statements for the period ended March 31, 2010 contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, each as filed with the Securities and Exchange Commission, need to be restated to correctly reflect the acquisition agreement described below; and hence, accounting treatment of the payment terms associated with the acquisition of intangible assets from Shenzhen Newway Digital S&T Co., Ltd.(“Newway”) on July 1, 2009. Consequently, management filed a Form 8-K/A on June 17, 2010 to disclose that the financial results contained in the above-referenced reports should no longer be relied upon by investors (collectively, the "Affected Periods").

Effective on July 1, 2009, the Company and its wholly owned subsidiary, Shenzhen Xinguochuang Information Technology Co., Ltd. (“Xinguo Chuang”) acquired a group of intangible assets from Newway. In exchange, the Company agreed to pay Newway an acquisition fee of $6.6 million (RMB 45.0 million), including a fixed number of shares worth $3.3 million (RMB 22.5 million) on the acquisition date upon satisfaction of meeting net income targets at the one year anniversary. In May 2010, management discussed with Newway the details of the contingent share payment arrangement as stipulated in the acquisition agreement with Newway in preparation for a settlement at the one year anniversary of the acquisition. During this process, management had identified a significant difference in interpretation of the contract terms and reported the findings to the Audit Committee of the Board of Directors, that:

1) the total number of shares issuable should have been fixed to be 3,287,167 on the acquisition date with a fair value of $1 each;
2) the final settlement has to be in the form of shares, with no guaranteed fair value after 07/01/09.

Throughout the Affected Periods, the Company believed and prepared the financial statements based on the interpretation that the number of shares to be granted would be determined by dividing the total amount of $3.3 million (RMB 22.5 million) into the market price at the time of distribution of the shares.

With the analysis provided by management, the Audit Committee of the Board completed a thorough review. It concluded on June 11, 2010 that the original interpretation of the payment terms in the acquisition agreement and that the revised interpretation on key elements of contingent share payment arrangement is correct. The revised interpretation on the contingent share arrangement was subsequently reconfirmed with Newway and a “Unanimous Written Minutes” among the relevant parties was signed on June 23, 2010 to document such a combination and contract clarification.

a)  Evaluation of Disclosure Controls and Procedures

At the time our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 was filed on March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

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

b)  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

As a result of the misstatement and the background discussed above, management, including our Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s re-assessment, management is restating its original report and has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Because of their inherent limitations, internal controls and procedures may not prevent or detect misstatements. The root cause for the restatement was not insufficient internal control activities, but the result of ambiguous contract terms, that were later clarified as to their meaning. Correct accounting treatment has been applied based on an interpretation of the terms at the time. The subsequent clarification of terms by the parties and the entry into of the supplemental minutes regarding this understanding, does not, in management's view, implicate the effectiveness of the Company's internal control over financial reporting.

Bernstein & Pinchuk LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and, as part of its audit, has issued its attestation report on the effectiveness of the Company's internal controls over financial reporting herein as of December 31, 2009. Bernstein & Pinchuk LLP’s attestation report is included in this Annual Report on Form 10-K/A on page F-2. For a smaller public companies (non-accelerated filers) like Jingwei International Ltd, it is not required to have an external auditor issue an opinion on whether effective internal control over financial reporting was maintained in all material respects by management until fiscal years ending after June 15, 2010, in accordance with the latest SEC guidance issued on October 2, 2009. Our independent auditors were given unrestricted access to all financial records and related data.

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

Actions taken and significant changes in 2009 include:

	Appointed senior executives in the Company to improve management competence to oversee the financial and accounting reporting and to insure compliance to standards,
	Realigned the finance and accounting department with clear segregation of duties and staffed with a qualified tax accountant and a full time management accountant to be responsible for the functions，
	Staffed and set up Internal Audit Department to design, implement and monitor the internal controls throughout the company, on regular basis,
	Provided quarterly internal control seminars for managers and relevant personnel to increase the awareness of internal control，
	Established processes in collecting and reviewing information required for the preparation of the financial statements and related footnotes.

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

3. Exhibits

Number	Description

2.1	Share Exchange Agreement, dated as of May 16, 2007 (1)

2.2	Agreement and Plan of Merger, dated May 17, 2007 (1)

3.1	Certificate of Incorporation (2)

3.2	By-laws of the Company (2)

4.1	Form of Lock-Up Agreement, dated as of May 16, 2007 (1)

4.2	Form of Warrant (1)

4.3	Registration Rights Agreement, dated as of May 16, 2007 (1)

10.1	Securities Purchase Agreement, dated as of May 16, 2007 (1)

10.2	Escrow Agreement, dated as of May 16, 2007 (1)

10.3	Exclusive Technology Consulting Services Agreement, dated February 8, 2007 (3)

10.4	Operating Agreement, dated February 8, 2007 (3)

10.5	Intellectual Property Assignment Agreement, dated February 8, 2007 (3)

10.6	Intellectual Property Agreement, dated February 8, 2007 (3)

10.7	Equity Pledge Agreement, dated February 8, 2007 (3)

10.8	Exclusive Option Agreement dated February 8, 2007 (3)

10.9	Amended and Restated Loan Agreement, dated February 8, 2007 (3)

10.10	Letter Agreement between the Company and John (Yijia) Bi, dated May 12, 2008 (4)

10.11	Stock Option Agreement between Jingwei International Limited and John (Yijia) Bi, dated December 25, 2008 (5)

10.12	Employment Agreement with Robert Feng, dated as of June 2, 2009 (6)

10.13	Acquisition Agreement among Shenzhen Newway Digital S&T Co., Ltd., Shenzhen Xinguochuang Information Technology Co. Ltd. and Jingwei International Limited, dated July 31, 2009 (7)

10.14	Employment Offer Letter between the Company and Rick Luk, dated September 29, 2009 (9)

10.15	Supplemental Acquisition Agreement among Jingwei International Limited, Shenzhen Xinguochuang Information Technology Co., Ltd. and Shenzhen Newway Digital S&T Co., Ltd., dated January 22, 2010 (10)

16.1	Letter from Morison Cogen LLP to the U.S. Securities Exchange Commission, dated September 14, 2009 (8)

21.1	List of subsidiaries, filed herewith. (11)

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
(11) Incorporated by reference herein to the corresponding exhibit to the Annual Report on Form 10-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINGWEI INTERNATIONAL LIMITED

Dated: July 12, 2010	By:	/s/ Rick H. Luk
		Name:	Rick H. Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 12, 2010	By:	/s/ Rick H. Luk
		Name:	Rick H. Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: July 12, 2010	By:	/s/ Yong Xu
		Name:	Yong Xu
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: July 12, 2010	By:	/s/ George (Jianguo) Du
		Name:	George (Jianguo) Du
		Title:	President and Chairman

Dated: July 12, 2010	By:	/s/ Zhisheng Wang
		Name:	Zhisheng Wang
		Title:	Director

Dated: July 12, 2010	By:	/s/ Corla Chen
		Name:	Corla Chen
		Title:	Director

Dated: July 12, 2010	By:	/s/ Jason Chen
		Name:	Jason Chen
		Title:	Director

Dated: July 12, 2010	By:	/s/ Wenhuang Liu
		Name:	Wenhuang Liu
		Title:	Director

Dated: July 12, 2010	By:	/s/ Lily Sun
		Name:	Lily Sun
		Title:	Director

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

Bernstein & Pinchuk LLP
NEW YORK OFFICE Seven Penn Plaza Suite 830 New York New York 10001 Tel 212.279.7900 Fax 212.279.7901
BEIJING OFFICE Rm. 610, Tower E1, Oriental Plaza No.1 East Chang An Avenue Dong Cheng District, Beijing, China 100738 Tel 86.10.85187992 Fax 86.10.85187993
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

As disclosed in Note 2a to the consolidated financial statements, the Company restated its previously issued financial statements as of and for the year ended December 31, 2009 to correct a misstatement.

Berenson & Pershel LLP

New York, NY

March 31, 2010, except for Note 2a to the consolidated financial statements, for which the date is July 12, 2010.

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

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
March 30, 2009

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(Stated in US Dollars)

	December 31
	2009	2008
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$10,238,930	$5,472,408
Inventories, net	2,316,043	2,802,037
Trade receivables, less allowance for doubtful accounts of $1,266,293 and $135,422, respectively	23,456,704	19,371,524
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,712 and $117,787, respectively	3,219,008	3,749,169
Deferred tax assets	257,837	-
Total current assets	39,488,522	31,395,138

Non-current assets
Property and equipment, net	1,385,438	1,305,917
Intangible assets, net	17,450,692	12,238,501
Long term investment	1,737,553	1,733,244
Total non-current assets	20,573,683	15,277,662

Total assets	$60,062,205	$46,672,800

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets (Continued)
(Stated in US Dollars)

	December 31,
	2009	2008
	(Restated)

LIABILITIES AND EQUITY
Current liabilities
Trade payables	$4,152,787	$1,965,619
Accruals and other payables	1,279,474	1,465,571
Income tax payable	1,718,786	551,098
Loan from a stockholder	369,462	559,286
Total current liabilities	7,520,509	4,541,574

Non-current liabilities
Deferred tax, non-current	803,242	-

Total liabilities	8,323,751	4,541,574

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional paid-in capital	18,930,306	15,403,411
Statutory and other reserves	2,916,292	883,936
Retained earnings	19,738,394	15,803,104
Accumulated other comprehensive income	2,658,206	2,564,066
Total Company’s stockholders' equity	44,260,247	34,671,566
Noncontrolling interest	7,478,207	7,459,660
Total equity	51,738,454	42,131,226

Total liabilities and equity	$60,062,205	$46,672,800

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year Ended December 31,
	2009	2008
	(Restated)

Sales	$30,258,956	$27,881,694
Cost of sales	18,997,730	13,989,763
Gross margin	11,261,226	13,891,931

Operating expenses
Selling, general and administrative expenses	3,859,312	3,922,323
Research and development costs	1,155,397	1,184,661
	5,014,709	5,106,984

Income from operations	6,246,517	8,784,947

Other income (expense)
Subsidy income	736,236	1,037,008
Interest income	180,893	237,017
Finance costs	(14,061)	(15,918)
Other expense	(55,482)	(51,751)
	847,586	1,206,356

Income before income taxes	7,094,103	9,991,303

Income tax expense	1,126,457	962,856

Net income	5,967,646	9,028,447
Less: Net income attributable to noncontrolling interest	-	-
Net income attributable to the Company	5,967,646	9,028,447

Foreign currency translation adjustment	94,140	1,340,693
Comprehensive income	$6,061,786	$10,369,140

Basic earnings per share	$0.35	$0.53
Diluted earnings per share	$0.34	$0.53

Weighted average number of shares outstanding
Basic	17,049,000	17,049,000
Diluted	17,512,610	17,049,000

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Changes in Equity
(Stated in US Dollars)

		Company’s stockholders' equity
	Total equity	Number of shares of common stock	Common stock	Additional paid-in capital	Statutory and other reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest
Balance, January 1, 2008	$30,529,910	17,049,000	$17,049	$15,063,981	$703,475	$6,955,118	$1,223,373	$6,566,914
Foreign currency translation adjustment	2,233,439	-	-	-	-	-	1,340,693	892,746
Share based compensation cost	339,430	-	-	339,430	-	-	-	-
Transfer to statutory and other reserves	-	-	-	-	180,461	(180,461)	-	-
Net income	9,028,447	-	-	-	-	9,028,447	-	-
Balance, December 31, 2008	42,131,226	17,049,000	17,049	15,403,411	883,936	15,803,104	2,564,066	7,459,660

Shares to be issued as acquisition consideration	3,287,167			3,287,167
Foreign currency translation adjustment	112,687	-	-	-	-	-	94,140	18,547
Share based compensation cost	239,728	-	-	239,728	-	-	-	-
Transfer to statutory and other reserves	-	-	-	-	2,032,356	(2,032,356)	-	-
Net income	5,967,646	-	-	-	-	5,967,646	-	-
Restated Balance, December 31, 2009	$51,738,454	17,049,000	$17,049	$18,930,306	$2,916,292	$19,738,394	$2,658,206	$7,478,207

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year Ended December 31,
	2009	2008
	(Restated)

Cash flows from operating activities
Net income	$5,967,646	$9,028,447
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities：
Depreciation and amortization	2,762,986	1,850,340
Allowance for doubtful accounts	1,188,796	66,162
Amortization of stock options issued for services	239,728	339,430
Change in operating assets and liabilities:
Trade receivables	(5,216,051)	(6,656,514)
Other receivables, prepayments and deposits	472,236	(2,992,392)
Inventories	485,994	(739,649)
Deferred tax assets	(257,837)	-
Trade payables	2,187,168	(1,463,008)
Accruals and other payables	(186,097)	(1,005,514)
Income tax payable	1,167,688	100,336
Net cash flows provided by (used in) operating activities	8,812,257	(1,472,362)

Cash flows from investing activities
Acquisition of property and equipment	(445,000)	(574,336)
Acquisition of intangible assets	(3,632,955)	(1,964,867)
Long term investment	-	(1,733,492)
Net cash flows used in investing activities	(4,077,955)	(4,272,695)

Cash flows from financing activities
Loan from a stockholder	-	3,940
Repayment of loan from a stockholder	(189,824)	-
Net cash flows (used in) provided by financing activities	(189,824)	3,940

Effect of foreign currency fluctuation on cash and cash equivalents	222,044	453,505

Net increase (decrease) in cash and cash equivalents	4,766,522	(5,287,612)

Cash and cash equivalents-beginning of year	5,472,408	10,760,020

Cash and cash equivalents-end of year	$10,238,930	$5,472,408
Income tax paid	$309,594	$1,482,796
Interest paid	$-	$-
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to intangible assets	$-	$5,557,110

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

i.
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

ii.	Restatement of previously issued financial statements

On June 11, 2010, the Audit Committee of the Board of Directors of Jingwei International Limited (the “Company”) concluded, based on recommendation from management, that the consolidated financial statements for the fiscal year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission, should no longer be relied upon by investors. This amendment is filed to reflect revisions only to the Company’s accounting for the intangibles acquired from Shenzhen Newway Digital S&T Co., LTD (“Newway”), as well as the classification of contingently issuable shares as a part of the consideration paid in the same transaction.

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

1)	Initial measurement of intangible assets

The intangible assets are now measured to be $6.6 million (RMB 45 million) by the amount of cash paid, plus the cost of total equity interests to be issued based on their fair value on acquisition date, as defined in FASB Accounting Standards Codification (“ASC”) 350-30-30-1.

In the consolidated financial statements for the fiscal year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the initial value of the intangible assets was improperly measured to be $6.1 million (RMB 41.7 million).  As a part of the purchase consideration, the contingently issuable shares were believed to have a fixed monetary value of $3.3 million (RMB 22.5 million) with the number of shares determined by dividing the total amount into market price at the time of distribution of the shares. As a result, these shares were classified as a non-current liability and a discount for the time value of two years had been applied, thus understating the value of intangible assets.

Management has also assessed that it is more likely than not that the tax basis of the intangible assets acquired is zero, with supporting documents gathered on hand at present, therefore determined to apply the simultaneous equations method to record the assigned value of the asset and the related deferred tax liability to be $0.8 million (RMB 5.5 million).

Therefore the total value of the intangible assets acquired is measured to be $7.4 million (RMB 50.5 million).

Accordingly, the periodic amortization of the intangible assets acquired must also be adjusted higher.

2)	Classification of equity interests paid

As discussed above, a fixed number of shares determinable on the acquisition date will be issued at one year anniversary, as compared to the misunderstanding that a fixed moneratry value of obligation would have to be settled at a variable number of shares.  As an industry insider, the Company believed that the performance target in the first year after acquisition would be achieved without much difficulty.  Even so, the contingent share payment arrangement was made partly to ensure that Newway would abide by the terms of the agreement including the non-compete clause and not harm the business results. In case of underperformance by the acquired assets, shares to be granted will be cut by half or completely as a penalty.  Therefore, the monetary benefits that the Newway parties will receive vary predominantly with the share price of the Company. The Company meant to bring in an industry player like Newway as a significant shareholder, and align Newway’s long term interest with the existing shareholders.  In view of the business intent, the management concluded that the contingently issuable shares should be recorded under equity, with the auditor’ consent.

3)	Dilutive effect of the contigently issuable shares

With the contingently issuable shares reported under non-current liabilities, the Company has not considered whether these shares were outstanding at the end of each reporting period since the third quarter of 2009, and whether to include them in computation of the basic EPS or diluted EPS.  After confirming with Newway, the management has calculated the revenue and net income contributions from the acquired asset by quarter. Accordingly, the management has considered shares outstanding upon satisfaction of net income conditions, and included in the computation of annual diluted EPS.

The following tables set forth the financial impacts of the restatement on the Company.

Consolidated Balance Sheet	As of December 31, 2009
(in $)	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets
Cash and equivalents	$10,238,930	$	$10,238,930
Inventories	2,316,043		2,316,043
Trade receivables, less allowance for doubtful accounts of $1,266,293 and $135,422, respectively	23,456,704		23,456,704
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,712 and $117,787, respectively	3,219,008		3,219,008
Deferred tax assets	257,837		257837
Total Current Assets	39,488,522		39,488,522

Non-current assets
Property, plant and equipment, net	1,385,438		1,385,438
Intangible assets, net	16,283,425	1,167,267	17,450,692
Long term investment	1,737,553		1,737,553
Total non-current assets	19,406,416	1,167,267	20,573,683

Total Assets	$58,894,938	$1,167,267	$60,062,205

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$4,152,787	$	$4,152,787
Accruals and other payables	1,279,474		1,279,474
Income tax payable	1,718,786		1,718,786
Loan from a stockholder	369,462		369,462
Total Current Liabilities	7,520,509	-	7,520,509

Other liabilities	2,930,257	(2,930,257)	-
Deferred tax, non-current		803,242	803,242
Total Liabilities	10,450,766	(2,127,015)	8,323,751

Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049		17,049
Additional paid-in capital	15,643,139	3,287,167	18,930,306
Statutory and other reserves	2,916,292		2,916,292
Retained earnings	19,734,935	3,459	19,738,394
Accumulated other comprehensive income	2,654,550	3,656	2,658,206
Total Jingwei International Stockholders' Equity	40,965,965	3,294,282	44,260,247
Noncontrolling interest	7,478,207		7,478,207
Total Equity	48,444,172	3,294,282	51,738,454
	$58,894,938	$1,167,267	$60,062,205

Consolidated Statements of Operations and Comprehensive Income	Year Ended December 31,2009
(in $)	As Previously Reported	Adjustment	As Restated
Sales	$30,258,956	$	$30,258,956
Cost of sales	18,881,066	116,664	18,997,730
Gross Margin	11,377,890	(116,664)	11,261,226

Expenses
Selling, General and Administrative expenses	3,979,435	(120,123)	3,859,312
Research and development costs	1,155,397		1,155,397
	5,134,832	(120,123)	5,014,709

Income from operations	6,243,058	3,459	6,246,517

Other income (expense)
Subsidy income	736,236		736,236
Interest income	180,893		180,893
Finance costs	(14,061)		(14,061)
Other expenses	(55,482)		(55,482)
	847,586		847,586

Income before income taxes	7,090,644	3,459	7,094,103

Income tax expense	1,126,457		1,126,457

Net income	5,964,187	3,459	5,967,646
Less: Net income attributable to the noncontrolling interest	-		-
Net Income attributalbe to Jingwei International Limited and Subsidiaries	$5,964,187	$3,459	$5,967,646

Foreign currency translation adjustment	90,484	3,656	94,140
Comprehensive Income	$6,054,671	$7,115	$6,061,786

Earnings per share
Basic	$0.35		$0.35
Diluted	0.35	(0.01)	0.34
Weighted Average Common Shares Outstanding
Basic	17,049,000		17,049,000
Diluted	17,101,714	410,896	17,512,610

Consolidated Statements of Cash Flow	Year Ended December 31,2009
(in $)	As Previously Reported	Adjustment		As Restated

Cash flows from operating activities
Net income	$5,964,187		$3,459	$5,967,646
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities：
Depreciation and amortization	2,766,445		(3,459)	2,762,986
Allowance for doubtful accounts	1,188,796			1,188,796
Amortization of stock options issued for services	239,728			239,728
Change in operating assets and liabilities:				-
Trade receivables	(5,216,051)			(5,216,051)
Other receivables, prepayments and deposits	472,236			472,236
Inventories	485,994			485,994
Deferred tax assets	(257,837)			(257,837)
Trade payables	2,187,168			2,187,168
Accruals and other payables	(186,097)			(186,097)
Income tax payable	1,167,688			1,167,688
Net cash flows provided by (used in) operating activities	8,812,257		-	8,812,257

Cash flows from investing activities
Acquisition of property and equipment	(445,000)			(445,000)
Acquisition of intangible assets	(3,632,955)			(3,632,955)
Long term investment	-			-
Net cash flows used in investing activities	(4,077,955)			(4,077,955)

Cash flows from financing activities
Loan from a stockholder	-			-
Repayment of loan from a stockholder	(189,824)			(189,824)
Net cash flows (used in) provided by financing activities	(189,824)			(189,824)

Effect of foreign currency fluctuation on cash and cash equivalents	222,044			222,044

Net increase (decrease) in cash and cash equivalents	4,766,522			4,766,522

Cash and cash equivalents-beginning of year	5,472,408			5,472,408

Cash and cash equivalents-end of year	$10,238,930	$		$10,238,930
Income tax paid	$309,594	$		$309,594
Interest paid	$-	$		$-
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to intangible assets	$-	$		$-

b)	Use of estimates

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

Note 5      INVENTORIES

At December 31, 2009 and 2008, inventories consist of:
	December 31,
	2009	2008
Project costs	$2,271,943	$2,225,274
Others	44,100	576,763
	$2,316,043	$2,802,037

Note 6      PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment, at cost, consist of:
	December 31,
Cost	2009	2008
Software	$152,519	$154,840
Motor vehicles	371,171	370,251
Office equipments and computers	1,475,434	1,068,349
	1,999,124	1,593,440
Less: accumulated depreciation	613,686	287,523
	$1,385,438	$1,305,917

Depreciation expenses for the years ended December 31, 2009 and 2008 were $355,762 and $271,966, respectively.

Note 7     INTANGIBLE ASSETS, NET

Movements on intangible assets for the years ended December 31, 2009 and 2008 are as follows:

	Cost	Accumulated amortization	Net
Balance, January 1, 2008	$6,110,297	$428,628	$5,681,669
Addition	7,539,422	1,607,722	5,931,700
Currency translation difference	673,076	47,944	625,132
Balance, December 31, 2008	14,322,795	2,084,294	12,238,501
Addition	7,725,516	2,543,552	5,181,964
Currency translation difference	30,227	-	30,227
Restated Balance, December 31, 2009	$22,078,538	$4,627,846	$17,450,692

The breakdown of the intangible asset balance as of December 31, 2009 and 2008, as well as related amortization period for each asset class is as follows:

	December 31,		Amortization
Cost	2009	2008	Period
	(Restated)
Database	$14,492,880	$14,297,380	8 years
Strategic alliance	7,068,463	-	5.5 years
Non-compete agreement	316,358	-	2 years
Software	200,837	25,415	8 years
	22,078,538	14,322,795
Less: accumulated amortization	4,627,846	2,084,294
	$17,450,692	$12,238,501

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

The Company has also hired a professional valuation firm to evaluate the fair value of the acquired intangible assets, including a strategic alliance and a non-compete agreement. The fair value was estimated using the excess earning approach and with and without method. The assessed fair values of intangible assets are generally in line with the fair value of the consideration given. The assessment also helps the Company allocate costs between strategic alliance and non-compete agreements as well as decide on respective amortization periods.

The Company has performed a requisite annual impairment tests on intangible assets and determined that no impairment adjustments were necessary

As of December 31, 2009, estimated amortization expenses for future periods are expected as follows:

Fiscal Year	Amount
2010	$3,288,755
2011	3,209,666
2012	3,130,551
2013	3,125,088
2014	3,081,284
Thereafter	1,615,348
$17,450,692

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008
	(Restated)
Deferred tax assets
Bad debts allowance	$170,853	$-
Deferred tax asset for NOL - China	110	53,000
Share-based compensation	86,874	115,000
	257,837	168,000
Less: valuation allowance	-	168,000
Net deferred tax assets	$257,837	$-

Deferred tax liabilities
Tax effect of asset purchase	$803,242	$-

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

Note 13 BASIC AND DILUTED EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations for the years ended December 31, 2009 and 2008 is shown as follows:

	Year ended December 31,
	2009	2008
	(Restated)
Numerator for basic and diluted earnings per share:
Net income	$5,967,647	$9,028,447

Denominator for basic earnings per share—weighted average shares outstanding	17,049,000	17,049,000
Dilutive effect of stock-based compensation plan	52,714	-
Dilutive effect of contingenly issuable shares	410,896
Denominator for diluted earnings per share	17,512,610	17,049,000
Basic earnings per share	$0.35	$0.53
Diluted earnings per share	$0.34	$0.53

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

Regarding the dilutive effect of contingently issuable shares, please refer to our detailed discussion in Note 2- a)-(ii) Restatement of Previously Issued Financial Statement for more information.

Note 14 SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, data mining services, and software and system services. Information for the segments for the years ended December 31, 2009 and 2008 in accordance with ASC 280 Segment Reporting is shown as follows.

	Year Ended December 31,
	2009			2008
	Data mining Services	Software Services	Total	Data mining Services	Software Services	Total
	(Restated)	(Restated)	(Restated)

Net revenue	$19,452,377	$10,806,579	$30,258,956	$18,536,929	$9,344,765	$27,881,694
Gross margin	6,958,472	4,302,754	11,261,226	8,675,614	5,216,317	13,891,931
Net income	3,712,182	2,255,465	5,967,647	5,523,515	3,504,932	9,028,447
Segment assets	43,699,754	16,362,451	60,062,205	28,568,887	18,103,913	46,672,800
Depreciation and amortization	2,621,190	141,795	2,762,985	1,710,980	139,360	1,850,340
Expenditure for segment assets	$4,077,955	$-	$4,077,955	$2,539,203	$-	$2,539,203

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