Form 10-Q/A
period 2010-03-31
Jingwei International LTD
filed 2010-07-13
CIK 1314183

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed by  Jingwei International Limited (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 17, 2010 (the “Original Form 10-Q”), is being filed to reflect revisions to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

c.	Dilutive effect of the contigently issuable shares

With the contingently issuable shares reported under non-current liabilities, the Company has not considered whether these shares were outstanding at the end of each reporting period since the third quarter of 2009, and whether to include them in computation of the basic EPS or diluted EPS.  After confirming with Newway, the management has calculated the revenue and net income contributions from the acquired asset by quarter. Accordingly, the management has considered shares outstanding upon satisfaction of net income conditions, and included in the computation of quarterly diluted EPS.

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

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2, and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART I.
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets	6

Consolidated Statements of Income and Comprehensive Income	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(Stated in US Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited, Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$9,908,282	$10,238,930
Inventories	4,471,802	2,316,043
Accounts receivable, less allowance for doubtful accounts of $972,500 and $1,266,293, respectively	23,586,226	23,456,704
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,740 and $175,712, respectively	1,914,575	3,219,008
Deferred tax assets	224,115	257,837
Total current assets	40,105,000	39,488,522

Non-current assets
Property and equipment, net	1,445,278	1,385,438
Intangible assets, net	16,631,031	17,450,692
Long-term investment	1,737,833	1,737,553
Total non-current assets	19,814,142	20,573,683

Total assets	$59,919,142	$60,062,205
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,961,446	$4,152,787
Accruals and other payables	1,175,089	1,279,474
Income tax payable	1,770,229	1,718,786
Loan from a stockholder	369,462	369,462
Total current liabilities	6,276,226	7,520,509

Non-current liabilities
Deferred tax, non-current	803,371	803,242

Total liabilities	7,079,597	8,323,751

Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049	17,049
Additional paid-in capital	18,995,541	18,930,306
Statutory and other reserves	2,916,292	2,916,292
Retained earnings	20, 759,158	19,738,394
Accumulated other comprehensive income	2,672,095	2,658,206
Total Company’s stockholders' equity	45,360,135	44,260,247
Noncontrolling interest	7,479,410	7,478,207
Total equity	52,839,545	51,738,454

Total liabilities and equity	$59,919,142	$60,062,205

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Three Months Ended March 31,
	2010	2009
	(Unaudited, Restated)	(Unaudited)

Sales	$5,119,752	$3,943,718
Cost of sales	2,480,308	2,422,306
Gross margin	2,639,444	1,521,412

Operating expenses
Selling, general and administrative expenses	953,771	403,377
Research and development costs	733,202	253,857
	1,686,973	657,234

Income from operations	952,471	864,178

Other income (expense)
Subsidy income	309,249	121,216
Interest income	23,008	4,024
Interest expense	(1,728)	-
Other expense	(46,105)	(14,066)
	284,424	111,174

Income before income taxes	1,236,895	975,352

Income tax expense	216,131	354,654
Net income	1,020,764	620,698
Less: net income attributable to noncontrolling interest	-	-
Net income attributable to the Company’s stockholders	1,020,764	620,698
Foreign currency translation adjustment	17,545	43,520
Comprehensive income	$1, 038,309	$664,218
Comprehensive income attributable to noncontrolling interest	1,203	18,547
Comprehensive income attributable to the Company’s stockholders	1,037,106	645,671

Basic earnings per share	$0.06	$0.04
Diluted earnings per share	$0.05	$0.04

Weighted average number of shares outstanding
Basic	17,049,000	17,049,000
Diluted	18,862,295	17,049,000

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Three Months Ended March 31,
	2010	2009
	(Unaudited, Restated)	(Unaudited)

Cash flows from operating activities
Net income	$1,020,764	$620,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	854,347	527,181
Share-based compensation expense	65,235	39,303
Change in operating assets and liabilities:
Accounts receivable, net	(129,522)	281,895
Other receivables, prepayments and deposits, net	1,304,404	353,547
Inventories	(2,155,758)	390,073
Deferred tax assets	33,722	-
Accounts payable	(1,191,341)	(830,274)
Accruals and other payables	(104,385)	(410,779)
Income tax payable	51,443	179,347
Net cash (used in) provided by operating activities	(251,091)	1,150,991

Cash flows from investing activities
Acquisition of property and equipment	(152,828)	(10,289)
Acquisition of intangible assets	-	(3,433)
Long-term investment	-	(49,520)
Net cash used in investing activities	(152,828)	(63,242)

Cash flows from financing activities
Repayment of loan from a stockholder	-	(71,579)
Net cash used in financing activities	-	(71,579)

Effect of foreign currency fluctuation on cash and cash equivalents	73,271	6,883
		`
Net (decrease) increase in cash and cash equivalents	(330,648)	1,023,053

Cash and cash equivalents - beginning of period	10,238,930	5,472,408

Cash and cash equivalents - end of period	$9,908,282	$6,495,461

Cash paid during the year for:
Income tax paid	$131,220	$175,317
Interest paid	$-	$-

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

ii.	Restatement of previously issued financial statements

On June 11, 2010, the Audit Committee of the Board of Directors of Jingwei International Limited (the “Company”) concluded, based on recommendation from management, that the consolidated financial statements for the quarter ended March 31, 2010 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission, should no longer be relied upon by investors. This amendment is filed to reflect revisions only to the Company’s accounting for the intangibles acquired from Shenzhen Newway Digital S&T Co., LTD (“Newway”), as well as the classification of contingently issuable shares as a part of the consideration paid in the same transaction.

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

3)	Dilutive effect of the contigently issuable shares

With the contingently issuable shares reported under non-current liabilities, the Company has not considered whether these shares were outstanding at the end of each reporting period since the third quarter of 2009, and whether to include them in computation of the basic EPS or diluted EPS.  After confirming with Newway, the management has calculated the revenue and net income contributions from the acquired asset by quarter. Accordingly, the management has considered shares outstanding upon satisfaction of net income conditions, and included in the computation of quarterly diluted EPS.

The following tables set forth the financial impacts of the restatement on the Company.

Consolidated Balance Sheet	As of March 31, 2010
(in $)	As Previously Reported	Adjustment	As Restated

ASSETS
Current assets
Cash and cash equivalents	$9,908,282		$9,908,282
Inventories	4,471,802		4,471,802
Accounts receivable, less allowance for doubtful accounts of $972,500 and $1,266,293, respectively	23,586,226		23,586,226
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $175,740 and $175,712, respectively	1,914,575		1,914,575
Deferred tax assets	224,115		224,115
Total current assets	40,105,000		40,105,000

Non-current assets
Property and equipment, net	1,445,278		1,445,278
Intangible assets, net	15,521,949	1,109,082	16,631,031
Long-term investment	1,737,833		1,737,833
Total non-current assets	18,705,060	1,109,082	19,814,142

Total assets	$58,810,060	$1,109,082	$59,919,142
Current liabilities
Accounts payable	$2,961,446		$2,961,446
Accruals and other payables	1,175,089		1,175,089
Income tax payable	1,770,229		1,770,229
Loan from a stockholder	369,462		369,462
Total current liabilities	6,276,226		6,276,226

Non-current liabilities
Other liabilities	2,990,832	-2,990,832	0
Deferred tax liability, non-current		803,371	803,371

Total liabilities	9,267,058	-2,187,461	7,079,597

Equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding	17,049		17,049
Additional paid-in capital	15,708,374	3,287,167	18,995,541
Statutory and other reserves	2,916,292		2,916,292
Retained earnings	20,753,968	5,190	20,759,158
Accumulated other comprehensive income	2,667,909	4,186	2,672,095
Total Company’s stockholders' equity	42,063,592	3,296,543	45,360,135
Noncontrolling interest	7,479,410		7,479,410
Total equity	49,543,002	3,296,543	52,839,545

Total liabilities and equity	$58,810,060	$1,109,082	$59,919,142

Consolidated Statements of Operations and Comprehensive Income	For three months ended March 31, 2010
(in $)	As Previously Reported	Adjustment	As Restated

Sales	$5,119,752		$5,119,752
Cost of sales	2,421,935	58,373	2,480,308
Gross margin	2,697,817	(58,373)	2,639,444

Operating expenses
Selling, general and administrative expenses	1,013,875	(60,104)	953,771
Research and development costs	733,202		733,202
	1,747,077	(60,104)	1,686,973
Income from operations	950,740	1,731	952,471

Other income (expense)
Subsidy income	309,249		309,249
Interest income	23,008		23,008
Interest expense	(1,728)		(1,728)
Other expense	(46,105)		(46,105)
	284,424		284,424
Income before income taxes	1,235,164	1,731	1,236,895
Income tax expense	216,131		216,131
Net income	1,019,033	1,731	1,020,764
Less: net income attributable to noncontrolling interest	-		-
Net income attributable to the Company’s stockholders	1,019,033	1,731	1,020,764
Foreign currency translation adjustment	13,359	4,186	17,545
Comprehensive income	$1,032,392	$5,917	$1,038,309
Comprehensive income attributable to noncontrolling interest	1,203		1,203
Comprehensive income attributable to the Company’s stockholders	1,031,189	5,917	1,037,106

Basic earnings per share	$0.06		$0.06
Diluted earnings per share	$0.06	$(0.01)	$0.05
Weighted average number of shares outstanding
Basic	17,049,000		17,049,000
Diluted	17,218,712	1,643,583	18,862,295

Consolidated Statements of Cash Flow	For three months ended March 31, 2010
(in $)	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities
Net income	$1,019,033	$1,731	$1,020,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	856,078	(1,731)	854,347
Share-based compensation expense	65,235		65,235
Change in operating assets and liabilities:
Accounts receivable, net	(129,522)		(129,522)
Other receivables, prepayments and deposits, net	1,304,404		1,304,404
Inventories	(2,155,758)		(2,155,758)
Deferred tax assets	33,722		33,722
Accounts payable	(1,191,341)		(1,191,341)
Accruals and other payables	(104,385)		(104,385)
Income tax payable	51,443		51,443
Net cash (used in) provided by operating activities	(251,091)		(251,091)
Cash flows from investing activities
Acquisition of property and equipment	(152,828)		(152,828)
Acquisition of intangible assets	-		-
Long-term investment	-		-
Net cash used in investing activities	(152,828)		(152,828)
Cash flows from financing activities
Repayment of loan from a stockholder	-		-
Net cash used in financing activities	-		-
Effect of foreign currency fluctuation on cash and cash equivalents	73,271		73,271
Net (decrease) increase in cash and cash equivalents	(330,648)		(330,648)
Cash and cash equivalents - beginning of period	10,238,930		10,238,930
Cash and cash equivalents - end of period	$9,908,282	$-	$9,908,282
Cash paid during the year for:
Income tax paid	$131,220		$131,220
Interest paid	$-		$-
Supplemental Disclosure of Non-cash Investing Activities
Transfer of prepayment to intangible assets	$-		$-

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

Note 5     INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of March 31, 2010 and December 31, 2009 as well as related amortization period for each asset class is as follows:

Cost	March 31, 2010 (Unaudited, Restated)	December 31, 2009 (Restated)	Amortization Period
Database	$14,494,371	$14,492,880	8 years
Strategic alliance	7,069,663	7,068,463	5.5 years
Non-compete agreement	316,409	316,358	2 years
Software	200,837	200,837	8 years
	22,081,280	22,078,538
Less: accumulated amortization	5,450,249	4,627,846
	$16,631,031	$17,450,692

Intangible assets represent acquired databases, strategic alliance, non-compete agreement and software. Amortization expense for the three months ended March 31, 2010 and 2009 was $822,322 and $448,166, respectively.

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

	Three Months Ended March 31,
	2010 (Unaudited, Restated)	2009 (Unaudited)
Numerator for basic and diluted earnings per share:
Net income	$1,020,764	$620,698
Denominator for basic earnings per share—weighted average shares outstanding	17,049,000	17,049,000
Dilutive effect of stock-based compensation plan	169,712	-
Dilutive effect of contingenly issuable shares	1,643,583	-

Denominator for diluted earnings per share	18,862,295	17,049,000
Basic earnings per share	$0.06	$0.04
Diluted earnings per share	$0.05	$0.04

Options and warrants to purchase 2,099,950 shares of common stock at an average price $5.05 per share were outstanding during the three months ended March 31, 2010, but options and warrants to acquire 1,649,950 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options and warrants were still outstanding as of March 31, 2010. Regarding the dilutive effect of contingently issuable shares, please refer to our detailed discussion in Note 2 (ii) Restatement of Previously Issued Financial Statement for more information.

Note 9     SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, data mining services, and software and system services. Information for the segments for the three months ended March 31, 2010 and 2009 in accordance with ASC 280 Segment Reporting is shown as follows.

	Three Months Ended March 31,
	2010			2009
	Data mining Services (Unaudited ,Restated)	Software Services (Unaudited, Restated)	Total (Unaudited, Restated)	Data mining Services	Software Services	Total (Unaudited)
Net revenue	$3,070,132	$2,049,620	$5,119,752	$2,189,696	$1,754,022	$3,943,718
Gross margin	1,270,251	1,369,193	2,639,444	988,257	533,155	1,521,412
Net income	520,819	499,945	1,020,764	403,184	217,514	620,698
Segment assets	42,450,598	17,468,544	59,919,142	34,599,731	11,815,819	46,415,550
Depreciation and amortization	818,872	35,475	854,347	491,757	35,424	527,181
Expenditure for segment assets	$152,828	$-	$152,828	$13,720	$-	$13,720

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

Cost of Sales

	Three Months Ended March 31
	2010 (Unaudited)	2009 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$1,800	$1,201	50%
Software Services	680	1,221	-44%
Total Cost of Sales	$2,480	$2,422	2%

Total cost of sales was $2.48 million for the three months ended March 31, 2010, increasing by 2% from $2.42 million for the same period in 2009..

Data mining. Cost of data mining increased 50% for the three months ended March 31, 2010 and is in line with the increase in sales.

Software Services.  Cost of software services decreased 44% for the three months ended March 31, 2010. The decrease was attributed to an improvement in product mix, as the software products delivered this quarter required fewer developers to complete the project.

Gross Profit Margin

	Three Months Ended March 31
	2010	2009	% Change
Gross Profit Margin:
Data mining	41%	45%	-4%
Software Services	67%	30%	37%
Total Sales	52%	39%	13%

Overall gross margin increased by 13% year over year for the three months ended March 31, 2010, which was primarily due to a change in mix resulting from a 37% increase in software services offset by a 4% decrease in data mining.

Data mining. The gross margin of data mining decreased by 4% year over year for the three months ended March 31, 2010, due to unfavorable product mix and pricing pressure from competition.

Software Services.  The gross margin of software services sales increased 37% for the three months ended March 31, 2010. The increase was mainly due to an improvement in product mix, as the software products delivered this quarter required fewer developers to complete the project.

Operating Expenses

	Three Months Ended March 31
	2010		2009
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, General and Administrative Expenses	$954	19%	$403	10%	137%
Research and Development Costs	733	14%	254	6%	189%
Total Expenses	$1,687	33%	$657	16%	157%

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2010 (Unaudited)	December 31, 2009
	(In thousands)
Cash and cash equivalents	$9,908	$10,239
Working capital	33,829	31,968
Stockholder’s equity	$45,360	$44,260

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