Form 10-Q
period 2010-06-30
Jingwei International LTD
filed 2010-08-16
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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
Yes ☐ No ☒

As of August 13, 2010, there were 17,049,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.

FINANCIAL INFORMATION

Jingwei International Limited and Subsidiaries
Condensed Consolidated Balance Sheets
(in US dollars thousands, except par value)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$7,933	$10,239
Accounts receivable, less allowance of doubtful accounts of $1,154 and $1,266, respectively	28,974	23,457
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $198 and $176, respectively	2,147	3,219
Inventories	4,281	2,316
Deferred tax assets	245	258
Total current assets	43,580	39,489

Non-current assets
Property, plant and equipment, net	1,371	1,385
Intangible assets, net	16,047	17,451
Long-term investment	1,745	1,737
Total assets	$62,743	$60,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,591	$4,154
Accruals and other payable	1,606	1,279
Income tax payable	1,510	1,719
Loan from a stockholder	369	369
Total current liabilities	6,076	7,521

Non-current liabilities
Deferred tax liabilities	807	803

Total liabilities	6,883	8,324

Equity
Common stock, $0.001 par value; 75,000 shares authorized, 17,049 shares issued and outstanding	17	17
Additional paid-in capital	19,334	18,931
Statutory and other reserves	2,916	2,916
Retained earnings	23,237	19,738
Accumulated other comprehensive income	2,846	2,658
Total Company’s stockholders’ equity	48,350	44,260
Noncontrolling interest	7,510	7,478
Total equity	55,860	51,738

Total liabilities and equity	$62,743	$60,062

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in US dollars thousands, except per share data)

	Six Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$13,349	$8,031	$8,230	$4,087
Cost of sales	6,095	5,034	3,615	2,611
Gross profit	7,254	2,997	4,615	1,476

Operating expenses
Selling, general and administrative expenses	2,563	1,119	1,609	715
Research and development costs	1,331	443	598	190
	3,894	1,562	2,207	905

Income from operations	3,360	1,435	2,408	571

Other income (expenses)
Subsidy income	320	355	11	234
Interest income	33	8	10	3
Interest expense	(5)	-	(3)	-
Other expense	(60)	(26)	(14)	(12)
	288	337	4	225

Income before income taxes	3,648	1,772	2,412	796
Income tax expense	149	364	(67)	9

Net income	3,499	1,408	2,479	787
Less: Net income attributable to noncontrolling interest	-	-	-	-
Net income attributable to the Company’s stockholders	3,499	1,408	2,479	787
Foreign currency translation adjustment	188	48	173	5
Comprehensive income	$3,687	$1,456	$2,652	$792
Comprehensive income attributable to noncontrolling interest	32	10	31	1
Comprehensive income attributable to the Company’s stockholders	3,655	1,446	2,621	791
Basic earnings per share	$0.21	$0.08	$0.15	$0.05
Diluted earnings per share	$0.18	$0.08	$0.12	$0.05
Weighted average common shares outstanding
Basic	17,049	17,049	17,049	17,049
Diluted	19,897	17,049	20,788	17,049

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in US dollars thousands)

	Six Months Ended June 30
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,499	$1,408
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation & amortisation	1,731	1,064
Share-based compensation expense	404	72
Changes in operating assets and liabilities:
Accounts receivable, net	(5,518)	(626)
Other receivables, prepayments and deposits	1,050	191
Inventories	(1,965)	463
Deferred tax asset	13	-
Accounts payable	(1,562)	320
Accruals and other payables	326	(480)
Income tax payable	(208)	163
Net cash (used in) provided by operating activities	(2,230)	2,575
Cash flows from investing activities
Acquisition of property and equipment	(174)	(360)
Acquisition of intangible assets	-	(270)
Long term Investment	-	(50)
Net cash used in investing activities	(174)	(680)
Cash flows from financing activities
Repayment of stockholder loans	-	(71)
Net cash used in financing activities	-	(71)
Effect of foreign currency translation on cash and cash equivalents	98	7
Net (decrease) increase in cash and cash equivalents	(2,306)	1,831
Cash and cash equivalents - beginning of period	10,239	5,472
Cash and cash equivalents - end of period	$7,933	$7,303
Supplemental Disclosure of Cash Flow Information
Income tax paid	$351	$197
Interest paid	$-	$-

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

Jingwei Communication has three subsidiaries, New Yulong Information Technology Co. Ltd. (“Yulong IT”) of which Jingwei Communication owns 100%, New Yulong Software Technology Development Co. Ltd. (“Yulong Software”) of which Jingwei Communication owns 51.89% and Yulong IT owns the other 48.11%, and Jiangsu Liandong Communication Ltd. (“Jiangsu Liandong”) of which Jingwei Communications owns 100% equity interest. On July 23, 2008, Yulong IT established a 100%-owned subsidiary, Beijing New Media Advertising Co. Ltd. (“Beijing New Media”). On April 29, 2009, Yulong IT established a wholly-owned subsidiary, Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”).

As the Company is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, Xinguochuang, Jiangsu Liandong and Beijing New Media which are qualified as VIEs, the assets and liabilities and revenues and expenses of the VIEs have been included in the consolidated financial statements. The principal activities of the VIEs are in the provision of data mining and software development services. As of June 30, 2010 and for the six months ended June 30, 2010, the VIEs had assets of $54.2 million, liabilities of $15.5 million, revenues of $9.6 million, and operating expenses of $2.9 million. The assets and liabilities include balances due from and due to the subsidiaries of the Company. These inter-company receivables and payables are eliminated upon consolidation of the VIEs with the Company and its subsidiaries. No assets were pledged or given as collateral against any borrowings.

On May 16, 2007, Jingwei BVI entered into a share exchange agreement with Neoview, a public shell company (“Shellco”), Synergy Business Consulting LLC, a principal stockholder of Neoview, and the stockholder of Jingwei BVI. Pursuant to the share exchange agreement, Shellco acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s stockholders in exchange for the issuance to Jingwei BVI’s stockholders of 11,554,000 shares of Shellco common stock, constituting 86.4% of Shellco’s outstanding shares of common stock on a fully-diluted basis. As a result of this transaction, Jingwei BVI became a wholly-owned subsidiary of Shellco. Under accounting principles generally accepted in the United States (“US GAAP”), the share exchange is considered to be a capital transaction in substance, and accounted for as a change in capital structure resulting from a reverse acquisition. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Shellco, are those of the legal acquiree, Jingwei BVI, which is considered to be the accounting acquirer.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Immediately following the closing of the merger, Shellco consummated a private placement of 3,395,000 units, each consisting of one (1) share of common stock and 0.3 of a warrant to purchase one (1) share of common stock, for aggregate gross proceeds of $16,975,000 or $5.00 per unit. In conjunction with this offering, the Company paid a placement agent cash of $1,188,250, representing 7% of the aggregate gross proceeds of the offering, and issued the placement agent warrants to purchase 441,350 shares of its common stock, representing 10% of the total number of shares sold in the offering, and the warrants to purchase 1,018,500 shares of the Company’s common stock (“Warrant Shares”).

Following the completion of the merger and the offering, the surviving Shellco changed its name from Neoview to Jingwei International Limited, and had 17,049,000 shares of common stock outstanding.

Description of Business

The Company, its subsidiaries and VIEs are collectively referred to as the “Group”.

The Group is one of the leading providers of data mining and interactive marketing and software services in the PRC. The Group’s services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and wireless value added services. The Group also operates a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for PRC’s leading mobile telecommunication carriers.

Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation and consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Group’s Form 10-K/A for the year ended December 31, 2009 filed on July 13, 2010 (“2009 Form 10-K/A”), and requirements of Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Group’s annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Group’s 2009 Form 10-K/A.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of condensed consolidated balance sheet as of June 30, 2010, and condensed consolidated statements of income and comprehensive income , and condensed consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Financial Accounting Standards Board (“FASB”) establishes the Accounting Standards Codification (“ASC”). ASC 810 Consolidation addresses financial reporting for entities over which control is achieved through means other than voting rights. According to its requirements, the Company evaluated its relationship with Jingwei Communication and concluded that Jingwei Communication is a VIE for accounting purpose, as a result of the contractual arrangements, which enable the Company to control and to be the primary beneficiary of Jingwei Communication. Accordingly, the Company adopted the provisions of ASC 810 Consolidation and consolidated Jingwei Communication. All significant inter-company accounts and transactions have been eliminated in consolidation.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on January 31, 2007, the effective date (“effective date”) of the contractual agreements. The fair value of the acquired net assets of Jingwei Communication was $6.6 million on the effective date, after eliminating all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the contractual agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest amounted to $7.5 million and $7.5 million as of June 30, 2010 and December 31, 2009, respectively.

b)      Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the amounts of revenues and expenses during the period ended June 30, 2010 and 2009. Actual results could differ from those estimates.

c)      Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, prepayments and deposits, accounts payable, accruals and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

d)      Recently enacted accounting standards

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on its financial position, results of operations or cash flows.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on its financial position, results of operations or cash flows.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on its financial position, results of operations or cash flows.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-21. These ASUs, except for No. 2010-13, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

Note 3     ACCOUNTS RECEIVABLE, NET

At June 30, 2010 and December 31, 2009, accounts receivable, net include the following (in thousands):

	June 30, 2010 (Unaudited)	December 31, 2009
Accounts receivable	$30,128	$24,723
Less: allowance for doubtful debts	1,154	1,266
	$28,974	$23,457

Note 4     INVENTORIES

At June 30, 2010 and December 31, 2009, inventories consist of (in thousands):

	June 30, 2010 (Unaudited)	December 31, 2009
Project costs	$3,551	$2,272
Others	730	44
	$4,281	$2,316

Note 5     INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of June 30, 2010 and December 31, 2009 as well as related amortization period for each asset class is as follows (in thousands):

	June 30, 2010 (Unaudited)	December 31, 2009	Amortization Period
Cost
Database	$14,536	$14,493	8 years
Strategic alliance	7,090	7,068	5.5 years
Non-compete agreement	317	316	2 years
Software	389	202	8 years
	22,332	22,079
Less: accumulated amortization	6,285	4,628
Net	$16,047	$17,451

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Intangible assets represent acquired databases, strategic alliance, non-compete agreement and software. Amortization expense for the six months ended June 30, 2010 and 2009 was $1.7 million and $0.9 million, respectively.

Note 6     INCOME TAX EXPENSE

United States

Jingwei International Limited is subject to the US federal tax at a tax rate of 34%. No provision for US federal income taxes has been made as the Company had no US taxable income for the quarter ended June 30, 2010 and 2009, and believes that its earnings are permanently invested in the PRC.

BVI

Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income taxes.

Hong Kong

Jingwei HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

PRC

The applicable income tax rate for the Group’s PRC operating companies, Yulong IT, Yulong Software, Jingwei Hengtong, Jingwei Communication, Beijing New Media, Xinguochuang and Jiangsu Liandong, are described as follows: Yulong IT is qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15%. Yulong Software, Jingwei Hengtong, Jingwei Communication are all entitled to a preferential income tax rate of 22% in 2010. Jiangsu Liandong is subject to 25% income tax rate in 2010. Beijing New Media as a small business taxpayer and taxed on a deemed basis, i.e. 2.5% of its reported total revenue, due to its small business status. In April 2010, State Tax Bureau approved Xinguochuang for its application for preferential enterprise income tax treatment, which exempted the entity from income tax for two years beginning with its first year of profitable operations, and entitled it to a 50% tax reduction to 12.5% for the subsequent three years and 25% thereafter.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

During the six months ended June 30, 2010, the Group recognized an income tax expense of $0.05 million on pretax income of $3.6 million, representing an effective income tax rate of 1.5%, as compared to an income tax expense of $0.4 million on a pretax income of $1.8 million, representing an effective income tax rate of 20.5% for the same period in 2009. The unusually low effective tax rate in the first half year of 2010 was primarily the result of an adjustment in income tax expense in the current period to reverse estimated enterprise income tax of 2009, upon the approval of Xinguochuang’s application for tax holiday.

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

On April 16, 2008 the Company granted total of 63 key employees of the Company, options to purchase a total of 301,100 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years. The contractual term is 10 years and it is non-transferable. Based on the Black-Scholes option pricing model, the options were valued at $2.278 per unit with an assumed 80.20% volatility, 6.25 years term for the options, a risk free rate of 3.27% and a dividend yield of 0%.  As of June 30, 2010, a total of 146,600 options have been forfeited.

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

On September 29, 2009 the Company granted to Rick Luk, the CEO of the Company, options to purchase a total of 200,000 shares of the Company’s common stock at a strike price equal to the greater of fair market value of the stock at grant date or US$1.64. The contractual term is 10 years. Based on the Black-Scholes option pricing model, the options were valued at $0.883 per unit. On June 29, 2010 the Company entered into an amended stock option agreement with Rick Luk to shorten the vesting period from three years in the original agreement to two years.

 On November 5, 2009 the Company granted ToneTat Investment Limited (“ToneTat”) options to purchase a total of 500,000 shares of the Company’s common stock at a strike price of $2.10 per share as compensation for investor relations and financial advisory services. The contractual term is 3 years and it is non-transferable. The first batch of options to purchase 100,000 shares of common stock were vested on November 5, 2009, and were valued at $0.76 per unit using the Black-Scholes option-pricing model. The second batch of options to purchase 100,000 shares of common stock were vested on May 5, 2010, and were valued at $2.72 per unit using the Black-Scholes option-pricing model. On May 7, 2010, the Company executed an amendment with ToneTat to extend the service term to March 31, 2011, and to modify the vesting conditions of the last 300,000 options to require satisfactory completion of duties until then.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

The Company has accounted for employee share-based compensation expense based on the grant date fair values of the awards. Estimates of fair value are not intended to predict actual future events or the value that ultimately will be realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company for accounting purposes.

For the six months ended June 30, 2010 and 2009, total share-based compensation expense recognized for options under the Plan was $0.4 million and $0.07 million, respectively.

The following table summarizes all Company stock option and warrant transactions for the six months ended June 30, 2010:

	Number of options and warrants	Weight average exercise price	Weight average remaining contractual life (Years)
Outstanding, January 1, 2010	2,053,250	$5.27	3.21
Granted	250,000	$2.07	6.73
Forfeited	(103,300)	$4.95	8.08
Outstanding, June 30, 2010	2,199,850	$4.92	2.92

Exercisable options and warrants as of June 30, 2010:

Range of exercise prices	Number outstanding currently exercisable as of June 30, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price of options currently exercisable
$1.64-$7.00	1,931,219	2.1	$5.24

Note 8  BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is shown as follows (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Numerator for basic and diluted earnings per share:
Net income	$3,499	1,408	$2,479	$787
Denominator for basic earnings per
share—weighted average shares outstanding	17,049	17,049	17,049	17,049
Dilutive effect of stock-based compensation Plan	383	-	452	-
Dilutive effect of contingently issuable shares	2,465	-	3,287	-

Denominator for diluted earnings per share	19,897	17,049	20,788	17,049
Basic earnings per share	$0.21	0.08	$0.15	$0.05
Diluted earnings per share	$0.18	0.08	$0.12	$0.05

Options and warrants to purchase 2.2 million shares of common stock at an average price $4.92 per share were outstanding during the three months ended June 30, 2010, but options and warrants to acquire 1,649,850 shares of common stock were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options and warrants were still outstanding as of June 30, 2010.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Note 9     SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, data mining services, and software and system services. Information for the segments for the three and six months ended June 30, 2010 and 2009 in accordance with ASC 280 Segment Reporting is shown separately as follows (in thousands):

	Three Months Ended June 30
	2010			2009
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$4,428	$3,802	$8,230	$2,580	$1,507	$4,087
Gross profit	1,934	2,681	4,615	970	505	1,475
Net Income	1,039	1,440	2,479	517	270	787
Segment Assets	43,879	18,864	62,743	35,777	11,879	47,656
Depreciation& Amortization	840	36	876	502	35	537
Expenditure for segment assets	$21	$-	$21	$617	$-	$617

	Six Months Ended June 30
	2010			2009
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$7,498	$5,851	$13,349	$4,770	$3,261	$8,031
Gross Profit	3,204	4,050	7,254	1,959	1,038	2,997
Net Income	1,559	1,940	3,499	921	487	1,408
Segment Assets	43,879	18,864	62,743	35,777	11,879	47,656
Depreciation& Amortization	1,660	71	1,731	993	71	1,064
Expenditure for segment assets	$174	$-	$174	$630	$-	$630

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

Note 10   COMMITMENT AND CONTINGENCY

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of June 30, 2010 are as follows (in thousands):

Within 1 year	$166
Within 1-2 years	151
Within 2-3 years	110
Thereafter	-
$427

Other contractual obligations

On February 29, 2008, New Yulong IT engaged the Research Institute of Tsinghua University (“Research Institute”) to conduct a multi-year research and development joint project for a total consideration of RMB7.0 million ($1,023,811). However, due to key personnel changes at the Research Institute, there had been little to no progress in 2009 and the project had been on hold and the agreement was effectively cancelled in accordance with the default clause in the agreement. As of June 30, 2010, RMB500,000 ($73,129) has been paid, and there is no further payment obligation to the Research Institute in accordance with the default clause for project termination in the original agreement.

Legal matter

On September 5, 2008, Beijing New Media provided a short-term loan of RMB2.0 million ($292,255) at zero interest rate to Shanghai Jujun Infotech Limited (“Jujun”), with its majority shareholder and Chairman Jerry Yu providing personal guarantee, for its general business development. In 2009, Jujun paid back only RMB300,000 ($43,988) but defaulted on the remaining balance. On November 10, 2009, the Company submitted the dispute over RMB1.7 million ($249,267) to the Shenzhen Arbitration Commission for arbitration against Jujun and Jerry Yu. On April 19, 2010, the Shenzhen Arbitration Commission provided its arbitration decision, requesting Jerry Yu to pay the Company in full the amount in dispute. On June 28, 2010, the Company applied for legal enforcement with Shanghai No. 1 Intermediate People’s Court. At present, the Court has already ordered the seizure of an apartment property owned by Jerry Yu in Shanghai.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

NOTE 11  SUBSEQUENT EVENTS

As of August 15, 2010, the Group did not have significant subsequent event.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions and the negatives of such words are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission (“SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

The primary geographic focus of our operations is in China including Hong Kong Special Administrative Region (“Hong Kong” or “HK”), where we derive all of our sales. We conduct our business operations through Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), a wholly-owned subsidiary company that became the primary beneficiary of Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”) via various contractual agreements. Jingwei Communication has three subsidiaries: New Yulong Information Technology Co. Ltd (“Yulong IT”), New Yulong Software Technology Development Co. Ltd (“Yulong Software”) and Jiangsu Liandong Communication Ltd. (“Jiangsu Liandong”). In addition, Yulong IT wholly owns two subsidiaries: Beijing New Media Advertising Co. Ltd. (“Beijing New Media”) and Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”).

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

Business Outlook and Other Recent Developments

The Company has delivered strong performance in the first half year of 2010 in both sales and earnings compared to the same period last year.  In data mining, the strategic agreement with Newway in 2009 has helped the Group expand its product offering into 3G related value-added services (“VAS”) and there was strong demand in the last six months for its bundled mobile VAS solutions.

In software services, we have seen a surge in demand for our software solutions in the telecom sector as operators continue to expand their deployment of internet protocol TV (“IPTV”) and digital TV (“DTV”) network nationwide. In addition, the Company has successfully developed and deployed an APP Store platform for a major telecom carrier for commercial launch later this year. As the Company built up its core product portfolios for general deployment to our business clients in the first half year of 2010, we greatly improve the gross profit margin of this segment to 71%. We expect this trend to continue to contribute to the sales and earnings growth of the software service through 2010.

In the data mining segment, the Group has completed implementation of the call center operation in Jiangsu Province in the first quarter of 2010.  This is deployed as an outsourced “e-Contact” center with integrated telemarketing and customer support capabilities to support the business promotion and customer care programs for the telecom operators nationwide. We expect to see more significant sales contributions from this business area in the second half of 2010. To support the growth of our business in interactive marketing, we plan to make major capital investment in capability enhancement as well as extending geographic reach of our call centers across the country later this year.

RESULTS OF OPERATIONS

Sales

	Three Months Ended June 30
	2010		2009		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$4,428	54%	$2,580	63%	72%
Software services	3,802	46%	1,507	37%	152%
Total sales	$8,230	100%	$4,087	100%	101%

Total net revenue increased 101% for the second quarter year over year, due to robust growths in both business segments.

Data mining.  Revenue increased by 72% for the second quarter compared to the same period in 2009.  This increase was mainly due to a continuing growth in demand for our services in the existing market sector.  At the same time, the strategic agreement with Newway Technology completed in July, 2009 has provided the platform to leverage our datamining capability to broaden our services in WAP, IVR, SMS and mobile communication areas which generated new revenue for this segment in the quarter.

Software Services. The increase in revenue by 152% for the second quarter compared to the same period in 2009 was mainly related to the Company’s development of APP Store platform for one of the major telecome operators.

	Six Months Ended June 30
	2010		2009		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$7,498	56%	$4,770	59%	57%
Software services	5,851	44%	3,261	41%	79%
Total sales	$13,349	100%	$8,031	100%	66%

Total sales were $13.3 million for the six months ended June 30, 2010, compared to $8.0 million for the six months ended June 30, 2009. The year-on-year increase in total sales was $5.3 million or 66% for the first half year of 2010, with robust revenue growth from both business segments.

Data mining. Data mining sales increased 57% for the six months ended June 30, 2010, as the demand for the Group’s data mining service including bundled mobile VAS solutions continued to grow.

Software services.  Software services sales increased 79% for the six months ended June 30, 2010. The increase was mainly due to an increase in demand for the Company’s software services to support the expanding deployment of IPTV and DTV by major telecommunication operators in China, as well as a successful development of an APP Store platform for a major telecom operator.

Cost of Sales

	Three Months Ended June 30
	2010 (Unaudited)	2009 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$2,494	$1,610	55%
Software services	1,121	1,001	12%
Total cost of sales	$3,615	$2,611	38%

Total cost of sales was $3.6 million for the three months ended June 30, 2010, increasing by 38% from $2.6 million for the same period in 2009.

Data mining. Cost of data mining increased 55% for the three months ended June 30, 2010 and was in line with the increase in sales.

Software services.  Cost of software services increased 12% for the three months ended June 30, 2010. The percentage increase was much lower than the percentage of sales growth in the same period, mainly due to an improvement in product mix, as a large group of off-the-shelf software products were delivered this quarter to support the expanding deployment of IPTV and DTV by major telecommunication operators in China.

	Six Months Ended June 30
	2010 (Unaudited)	2009 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$4,294	$2,811	53%
Software services	1,801	2,223	-19%
Total cost of sales	$6,095	$5,034	21%

 For the six months ended June 30, 2010, total cost of sales increased by 21% compared to the same period in 2009. The increase in cost of sales was mainly due to the 53% increase in cost of sales from Data mining segment, offset by the 19% decrease from Software Services segment. The decrease from Software Services segment was attributed to an improvement in product mix, as a large group of off-the-shelf software products were delivered to support the expanding deployment of IPTV and DTV by major telecommunication operators in China.

Gross margin

	Three Months Ended June 30
	2010 (Unaudited)	2009 (Unaudited)	% Change
Gross margin:
Data mining	44%	38%	6%
Software services	71%	34%	37%
Total sales	56%	36%	18%

Overall gross margin increased by 18% year over year for the three months ended June 30, 2010, which was primarily due to a favorable change in product mix resulting in a 37% margin improvement in software services.

Data mining. The gross margin of data mining increased by 6% year over year for the three months ended June 30, 2010, due to improved pricing in products offered.

Software Services.  The gross margin of software services sales increased 37% for the three months ended June 30, 2010. The increase was mainly due to a favorable change in product mix, as a large group of off-the-shelf software products were delivered to support the expanding deployment of IPTV and DTV by major telecommunication operators in China.

	Six Months Ended June 30
	2010 (Unaudited)	2009 (Unaudited)	% Change
Gross margin:
Data mining	43%	41%	2%
Software services	69%	32%	37%
Total sales	54%	37%	17%

Overall gross margin increased by 17% year over year for the six months ended June 30, 2010, for the same reasons as discussed above for the gross margin improvement year over year for the three months ended June 30, 2010

Operating expenses

	Three Months Ended June 30
	2010		2009
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, general and administrative expenses	$1,609	20%	$715	17%	125%
Research and development costs	598	7%	190	5%	215%
Total expenses	$2,207	27%	$905	22%	144%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salary and bonus, share based compensation, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, bad debt provision, depreciation and amortization and office expenses. The total selling, general and administrative expenses were $1.6 million for the three months ended June 30, 2010, compared to $0.7 million for the three months ended June 30, 2009. The year-on-year increase in total expenses for the second quarter of 2010 was $0.9 million. The increase was mainly due to an increase of $0.3 million in share based compensation, an increase of $0.2 million in bad debt provision, an increase of $0.3 million in amortization expense, and an increase of $0.1 million in professional fees for the NASDAQ listing.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses and amortization of acquired intangibles for the development of software and maintenance of our database. The total R&D costs were $0.6 million for the three months ended June 30, 2010, compared to $0.2 million for the three months ended June 30, 2009. The year-on-year increase in total R&D costs for the second quarter of 2010 was $0.4 million. The increase was mainly due to an increase of $0.3 million in amortization of acquired intangibles used in research and development activities, and an increase of $0.1 million in R&D payroll.

	Six Months Ended June 30
	2010		2009
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, general and administrative expenses	$2,563	19%	$1,119	14%	129%
Research and development costs	1,331	10%	443	6%	200%
Total expenses	$3,894	29%	$1,562	20%	149%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salary and bonus, share based compensation, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, bad debt provision, depreciation and amortization and office expenses. The total selling, general and administrative expenses were $2.6 million for the six months ended June 30, 2010, compared to $1.1 million for the six months ended June 30, 2009. The year-on-year increase in total expenses for the first half year of 2010 was $1.5 million. The increase was mainly due to an increase of $0.4 million in annual bonus, an increase of $0.4 million in share based compensation, an increase of $0.1 million in bad debt provision, an increase of $0.3 million in amortization expense, and an increase of $0.2 million in office expenses.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses and amortization of acquired intangibles for the development of software and maintenance of our database. The total R&D costs were $1.3 million for the six months ended June 30, 2010, compared to $0.4 million for the six months ended June 30, 2009. The year-on-year increase in total R&D costs for the first half year of 2010 was $0.8 million. The increase was mainly due to an increase of $0.5 million in amortization of acquired intangibles used in research and development activities, and an increase of $0.2 million in R&D payroll.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2010 (Unaudited)	December 31, 2009
	(In thousands)
Cash and cash equivalents	$7,933	$10,239
Accounts receivable, net	28,974	23,457
Working capital	37,504	31,968
Stockholder’s equity	$48,350	$44,260

As of June 30, 2010, we had $7.9 million in cash and cash equivalents. We believe that our ability to generate strong cash flow from our operating activities, along with our available cash will be sufficient to fund our operating activities, capital expenditures and other obligations through 2010 and beyond.

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our product delivery, billing activity and cash collections. The increase in accounts receivable was largely the result of higher sales in the most recent four quarters as compared to the sales in 2009. Days sales outstanding, on a a trailing twelve month basis, declined to 246 days at the end of the second quarter 2010 from 255 days at the end of 2009. As result of concerted collection efforts in the last quarter, our accounts receivable outstanding more than one year old has been reduced to 15% of the total accounts receivables outstanding at the end of the second quarter 2010, from 18% at the end of 2009.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30
	2010 (Unaudited)	2009 (Unaudited)
	(In thousands)
Net cash (used in) provided by operating activities	$(2,230)	$2,575
Net cash used in investing activities	(174)	(681)
Net cash used in financing activities	(0)	(72)
Effect of foreign currency translation on cash and cash equivalents	98	9
Net (decrease) increase in cash and cash equivalents	(2,306)	1,831
Cash and cash equivalents - beginning of period	10,239	5,472
Cash and cash equivalents - end of period	$7,933	$7,303

Operating activities

Net cash used in operating activities for the six months ended June 30, 2010 was $2.2 million. This was primarily attributable to the net income of $3.5 million, adjusted by non-cash items of share-based compensation expense of $0.4 million, and depreciation and amortization of $1.7 million, offset by a net decrease in cash from working capital items of $7.9 million.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $0.2 million, which was attributable to acquisition of properties and equipment.

Financing activities

No cash has been used in or provided by financing activities for the six months ended June 30, 2010.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Security Act”), as of June 30, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010

Item 1A. Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit	Description

10.1*	Offer Letter dated February 23, 2010 between Jingwei International Limited and Mr. Yong Xu

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINGWEI INTERNATIONAL LIMITED

Dated: August 16, 2010	By:	/s/ Rick Luk
Name: Rick Luk
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)