Form 10-Q/A
period 2009-09-30
Jingwei International LTD
filed 2010-10-28
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q on Form 10-Q/A (the “Amended Filing”) amends and restates our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, originally filed on November 16, 2009 (the “Original Filing”), as amended by Amendment No. 1 to Form 10-Q on Form 10-Q/A filed on July 13, 2010 (“Amendment No. 1”), of Jingwei International Limited (the “Company”). The primary purpose of this amendment is to update the result of management’s assessment on the effectiveness of our disclosure controls and procedures.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of Amendment No. 1 that was affected by the re-assessment has been amended and restated in its entirety. No material changes have been made in this Form 10-Q/A to update other disclosures presented in Amendment No. 1, except as required to reflect the effects of the re-assessment. This Amendment No. 2 does not reflect events occurring after the filing of Amendment No. 1, or modify or update any related or other disclosures. The following sections of this Amendment No .2 have been amended to reflect the re-assessment:

Item 4 Controls and Procedures

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

ITEM 4. CONTROLS AND PROCEDURES

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

Effective on July 1, 2009, the Company and its wholly owned subsidiary, Shenzhen Xinguochuang Information Technology Co., Ltd. (“Xinguochuang”) acquired a group of intangible assets from Newway. In exchange, the Company agreed to pay Newway an acquisition fee of $6.6 million (RMB 45.0 million), including a fixed number of shares worth $3.3 million (RMB 22.5 million) on the acquisition date upon satisfaction of meeting net income targets at the one year anniversary. In May 2010, management discussed with Newway the details of the contingent share payment arrangement as stipulated in the acquisition agreement with Newway in preparation for a settlement at the one year anniversary of the acquisition. During this process, management had identified a significant difference in interpretation of the contract terms and reported the findings to the Audit Committee of the Board of Directors, that:

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

With the analysis provided by management, the Audit Committee of the Board conducted a thorough review. It concluded on June 11, 2010 that there were a couple of ambiguous payment terms in the acquisition agreement, with regards to contingent share issuance, which had misled the accounting and finance team into improper interpretation and accounting treatment. Also, the revised interpretation on key elements of contingent share payment arrangement was correct. The revised interpretation on the contingent share arrangement was subsequently reconfirmed with Newway and a “Unanimous Written Minutes” among the relevant parties was signed on June 23, 2010 to document such a combination and contract clarification.

Through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with significant acquisition transaction processes that constitute material weaknesses, and (ii) the need to restate prior period financial statements. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the control deficiencies as of September 30, 2009 described in the following paragraph that constituted two material weaknesses in our operations:

Lack of qualified legal resources in special transactions In the process of negotiating and drafting the signifcant acquisition agreement, the Company did not engage or seek support from qualified legal resources.  Consequently, several key terms in the agreement including the contignent share issuance were poorly written and ambiguous.

Inadequate internal communication across business units. Though the applicable accounting treatments in relation to the asset acquisition agreement were reviewed and approved by the CFO, the accounting staff applied their own interpretation of the terms without directly communicating, or seeking clarification of the contract terms with the business team who led the negotiation of the acquisition agreement.  Consequently, the management did not detect the method of accounting for contingent shares was not in comformity with generally accepted accounting principles.

As a result, these control deficiencies resulted in the restatement of our previously issued consolidated financial statements for the third quarter of 2009, the fiscal year of 2009, and the first quarter of 2010. Additionally, these control deficiencies could result in an overstatement of the total liability and an understatement of the equity, which would result in a material misstatement of the Company's financial statements that would not be prevented or detected.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above control deficiencies. The remediation efforts that have taken place or are in process to be implemented include the following:

1.
Making personnel changes in the fourth quarter of 2009 and in the first quarter of 2010, including appintment of new senior executives in the Company to improve management competence to oversee the financial and accounting reporting and to insure compliance to standards;

2.
Implementing procedures to improve the capture, review, approval, and recording of all merger and acquisition transactions in the third quarter of 2010, including review of agreements by high quality external legal councel and timely confirmation of key contract terms;

3.
Establishing top level reviews procedures in the third quarter of 2010 that include the Chief Financial Officer, Chief Executive Officer and the Board in relation to merger and acquisition transactions.

The Audit Committee has approved the detailed plan prepared by the management and a timetable for the implementation of the foregoing remediation efforts, and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts will effectively remediate these material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

a)  Disclosure Controls and Procedures

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

In connection with the restatement of the consolidated financial statements in Amendment No. 1, the Company’s management, including the Company’s chief executive officer and the chief financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by that report (the “Evaluation Date”) and concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Subsequent to that evaluation, management, including our Chief Executive Officer and Chief Financial Officer re-assessed the conclusion expressed in such evaluation and identified certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, and have concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

b)	Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: October 27, 2010

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Rick H. Luk
Name: Rick H. Luk
Title: Chief Executive Officer
(Principal Executive Officer)

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)