Form 10-K/A
period 2009-12-31
Jingwei International LTD
filed 2010-10-28
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

As of March 31, 2010, there were 17,049,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

In connection with the Amendment No. 1 on Form 10-K/A filed by Jingwei International Limited (the “Company”) with the Securities and Exchange Commission (the “SEC”) on July 13, 2010 (“Amendment No. 1”), with respect to the consolidated financial statements for the fiscal year ended December 31, 2009, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Amendment No. 2 on Form 10-K/A under Item 9A of Part II, “Controls and Procedures.” In addition, a revised report of the Company’s independent registered public accounting firm is included in Item 8 of Part II, “Financial Statements and Supplementary Data.”

Management identified a material weakness in our internal control over financial reporting with respect to our interpretation of an asset acquisition agreement with Shenzhen Newway Digital S&T Co., Ltd. (“Newway”) effective July 1, 2009. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2009. As of the date of this Form 10-K/A, Management has taken and is taking steps, as described under Item 9A of Part II in “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of Amendment No. 1 that was affected by the re-assessment has been amended and restated in its entirety. No material changes have been made in this Form 10-K/A to update other disclosures presented in Amendment No. 1, except as required to reflect the effects of the re-assessment. This Amendment No. 2 does not reflect events occurring after the filing of Amendment No. 1 or modify or update those disclosures, including the exhibits to the Amendment No. 1 affected by subsequent events. The following sections of this Amendment No. 2 have been amended to reflect the re-assessment:

Item 8 (Financial Statements and Supplementary Data)

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

a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

At the time our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 was filed on March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.  In connection with the filing of Amendment No. 1, such officers re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by that report.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the conclusion expressed in such evaluation and the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that re-assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with significant acquisition transaction processes that constitute material weaknesses, and (ii) the need to restate prior period financial statements. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the control deficiencies as of December 31, 2009 described in the following paragraph that constituted two material weaknesses in our operations:

Lack of qualified legal resources in special transactions. In the process of negotiating and drafting the significant acquisition agreement, the Company did not engage or seek support from qualified legal resources.  Consequently, several key terms in the agreement including the contignent share issuance were poorly written and ambiguous.

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
In connection with the Company’s filing of Amendment No. 1, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  Subsequent to that filing, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009,  as a result of the misstatement and the background discussed in the Explanatory Note and Item 9A in this Form 10-K/A, and reached the opposite conclusion, that the material weakness in internal control over financial reporting described above existed as of December 31, 2009. As a result of the material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in Internal Control—Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Bernstein & Pinchuk LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and, as part of its audit, has issued its attestation report on the effectiveness of the Company's internal controls over financial reporting herein as of December 31, 2009, included herein.

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

These improvements over controls have operated effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood of a material misstatement, and remediated the material weakness the management has identified in our internal controls over financial reporting on Form 10-K for the year ended on December 31, 2008.

Except for the changes described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

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

JINGWEI INTERNATIONAL LIMITED

Dated: October 27, 2010	By:	/s/ Rick H. Luk
		Name:	Rick H. Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 27, 2010	By:	/s/ Rick H. Luk
		Name:	Rick H. Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: October 27, 2010	By:	/s/ Yong Xu
		Name:	Yong Xu
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: October 27, 2010	By:	/s/ George (Jianguo) Du
		Name:	George (Jianguo) Du
		Title:	President and Chairman

Dated: October 27, 2010	By:	/s/ Zhisheng Wang
		Name:	Zhisheng Wang
		Title:	Director

Dated: October 27, 2010	By:	/s/ Corla Chen
		Name:	Corla Chen
		Title:	Director

Dated: October 27, 2010	By:	/s/ Jason Chen
		Name:	Jason Chen
		Title:	Director

Dated: October 27, 2010	By:	/s/ Wenhuang Liu
		Name:	Wenhuang Liu
		Title:	Director

Dated: October 27, 2010	By:	/s/ Lily Sun
		Name:	Lily Sun
		Title:	Director

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements the Company has restated its consolidated financial statements for the year ended December 31, 2009.

Bernstein & Pinchuk LLP

NEW YORK OFFICE Seven Penn Plaza Suite 830 New York New York 10001 Tel 212.279.7900 Fax 212.279.7901

BEIJING OFFICE Rm. 610, Tower E1, Oriental Plaza No. 1 East Chang An Avenue Dong Cheng District, Beijing, China 100738 Tel 86.10.85187992 Fax 86.10.85187993

中国北京市东城区东长安街1号 东方广场东一办公楼610室 100738 电话: 86.10.85187992 传真: 86.10.85187993

www.bpaccountants.com

Members of the AICPA and NYSSCPA's / PCAOB Registered

B&P

The following material weakness has been identified and included in management's assessment as of December 31, 2009:

As a result, these control deficiencies resulted in the restatement of the Company's previously issued consolidated financial statements for the third quarter of 2009, the fiscal year of 2009, and the first quarter of 2010. Additionally, these control deficiencies could result in misstatement of long term liability and the additional paid in capital, which would result in a material misstatement of the Company's financial statements that would not be prevented or detected.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009. However, management has subsequently determined that the material weakness described above existed as of December 31, 2009. Accordingly, Management's Report on Internal Control over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in *Internal Control—Integrated Framework* issued by the COSO.

Bernstein & Pinchuk LLP

Bernstein & Pinchuk LLP

New York, New York
March 31, 2010, except for the effects of restatement described in Note 2a to the consolidated financial statements, and the material weaknesses described above as to which the date is October 27, 2010.

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