Form 10-Q/A
period 2010-03-31
Jingwei International LTD
filed 2010-10-28
CIK 1314183

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q on Form 10-Q/A (the “Amended Filing”) amends and restates our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, originally filed on May 17, 2010 (the “Original Filing”), as amended by Amendment No. 1 to Form 10-Q on Form 10-Q/A filed on July 13, 2010 (“Amendment No. 1”), of Jingwei International Limited (the “Company”). The primary purpose of this amendment is to update the result of management’s assessment on the effectiveness of our disclosure controls and procedures.

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

Through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with significant acquisition transaction processes that constitute material weaknesses, and (ii) the need to restate prior period financial statements. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the control deficiencies as of March 31, 2010 described in the following paragraph that constituted two material weaknesses in our operations:

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

In connection with the restatement of the consolidated financial statements in Amendment No. 1, the Company’s management, including the Company’s chief executive officer and the chief financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2010, the end of the period covered by that report (the “Evaluation Date”) and concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Subsequent to that evaluation, management, including our Chief Executive Officer and Chief Financial Officer re-assessed the conclusion expressed in such evaluation and identified certain material weaknesses in internal control over financial reporting (described above), which we view as an integral part of our disclosure controls and procedures, and have concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

b)        Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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