Form 10-Q
period 2010-09-30
Jingwei International LTD
filed 2010-11-12
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.
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

As of November 12, 2010, there were 20,336,167 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.

FINANCIAL INFORMATION

Jingwei International Limited and Subsidiaries
Condensed Consolidated Balance Sheets
(in US dollars thousands, except share and par value)
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,103	$10,239
Accounts receivable, less allowance of doubtful accounts of $1,379 and $1,266, respectively	32,272	23,457
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $441 and $176, respectively	2,252	3,219
Inventories	4,606	2,316
Deferred tax assets	285	258
Total current assets	49,518	39,489

Non-current assets
Property, plant and equipment, net	1,334	1,385
Intangible assets, net	15,453	17,451
Long-term investment	1,774	1,737
Total assets	$68,079	$60,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,122	$4,154
Accruals and other payable	1,514	1,279
Income tax payable	1,688	1,719
Loan from a stockholder	369	369
Total current liabilities	7,693	7,521

Non-current liabilities
Deferred tax liabilities	820	803

Total liabilities	8,513	8,324

Commitments and contingencies	-	-
Equity
Common stock, ($0.001 par value; 75,000,000 shares authorized, 17,049,000 shares issued and outstanding)	17	17
Additional paid-in capital	19,426	18,931
Statutory and other reserves	2,916	2,916
Retained earnings	25,980	19,738
Accumulated other comprehensive income	3,593	2,658
Total Company’s stockholders' equity	51,932	44,260
Noncontrolling interest	7,634	7,478
Total equity	59,566	51,738

Total liabilities and equity	$68,079	$60,062

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in US dollars thousands, except share and per share data)

	Nine Months Ended September 30		Three Months Ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$23,749	$16,794	$10,410	$8,763
Cost of sales	11,660	10,461	5,570	5,428
Gross profit	12,089	6,333	4,840	3,335

Operating expenses
Selling, general and administrative expenses	4,023	2,758	1,462	1,640
Research and development costs	1,867	836	536	393
	5,890	3,594	1,998	2,033

Income from operations	6,199	2,739	2,842	1,302

Other income (expenses)
Subsidy income	392	552	71	197
Interest income	46	175	13	167
Interest expense	(5)	-	(1)	-
Other expense	(74)	(42)	(14)	(15)
	359	685	69	349

Income before income taxes	6,558	3,424	2,911	1,652
Income tax expense	316	614	167	250

Net income	6,242	2,810	2,744	1,402
Less: Net income attributable to noncontrolling interest	-	-	-	-
Net income attributable to the Company’s stockholders	6,242	2,810	2,744	1,402
Foreign currency translation adjustment	936	89	748	41
Comprehensive income	$7,178	$2,899	$3,492	$1,443
Comprehensive income attributable to noncontrolling interest	156	18	124	8
Comprehensive income attributable to the Company’s stockholders	7,022	2,881	3,368	1,435
Basic earnings per share	$0.34	$0.16	$0.13	$0.08
Diluted earnings per share	$0.31	$0.16	$0.13	$0.08
Weighted average common shares outstanding
Basic	18,156,763	17,049,000	20,336,167	17,049,000
Diluted	20,015,271	17,049,000	20,642,134	17,049,000
See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in US dollars thousands)
	Nine Months Ended September 30
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$6,242	$2,810
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation & amortisation	2,625	1,943
Share-based compensation expense	495	109
Changes in operating assets and liabilities:
Accounts receivable, net	(8,815)	(4,707)
Other receivables, prepayments and deposits	967	443
Inventories	(2,290)	463
Deferred tax asset	(27)	154
Accounts payable	(31)	117
Accruals and other payables	235	(360)
Income tax payable	(31)	247
Net cash (used in) provided by operating activities	(630)	1,219
Cash flows from investing activities
Acquisition of property and equipment	(223)	(344)
Acquisition of intangible assets	(187)	(3,589)
Net cash used in investing activities	(410)	(3,933)
Cash flows from financing activities
Repayment of stockholder loans	-	(72)
Net cash used in financing activities	-	(72)
Effect of foreign currency translation on cash and cash equivalents	904	196
Net decrease in cash and cash equivalents	(136)	(2,590)
Cash and cash equivalents - beginning of period	10,239	5,472
Cash and cash equivalents - end of period	$10,103	$2,882
Supplemental Disclosure of Cash Flow Information
Income tax paid	$404	$269
Interest paid	$-	$-

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

As the Company is the primary beneficiary of Jingwei Communication, New Yulong IT, New Yulong Software, Xinguochuang, Jiangsu Liandong and Beijing New Media which are qualified as VIEs, the assets and liabilities and revenues and expenses of the VIEs have been included in the consolidated financial statements. The principal activities of the VIEs are in the provision of data mining and software development services. As of September 30, 2010 and for the nine months ended September 30, 2010, the VIEs had assets of $57.3 million, liabilities of $15.4 million, revenues of $16.4 million, and operating expenses of $4.6 million. For the three months ended September 30, 2010, the VIEs had revenues of $6.9 million, and operating expenses of 1.7 million.The assets and liabilities include balances due from and due to the subsidiaries of the Company. These inter-company receivables and payables are eliminated upon consolidation of the VIEs with the Company and its subsidiaries. No assets were pledged or given as collateral against any borrowings.

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

Immediately following the closing of the merger, Shellco consummated a private placement of 3,395,000 units, each consisting of one (1) share of common stock and 0.3 of a warrant to purchase one (1) share of common stock at $6.00, for aggregate gross proceeds of $16,975,000 or $5.00 per unit. In conjunction with this offering, the Company paid a placement agent cash of $1,188,250, representing 7% of the aggregate gross proceeds of the offering, and issued the placement agent warrants to purchase 441,350 shares of its common stock.

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

Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of presentation and consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Group’s Form 10-K/A filed on October 28, 2010 (“2009 Form 10-K/A”), and requirements of Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Group’s annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Group’s 2009 Form 10-K/A.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of condensed consolidated balance sheet as of September 30, 2010, and condensed consolidated statements of income and comprehensive income, and condensed consolidated statements of cash flows for the nine month and three month periods ended September 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Financial Accounting Standards Board (“FASB”) establishes the Accounting Standards Codification (“ASC”).

ASC 810 Consolidation addresses financial reporting for entities over which control is achieved through means other than voting rights. According to the requirements, the Company evaluated its relationship with Jingwei Communication and concluded that Jingwei Communication is a VIE for accounting purpose, as a result of the contractual arrangements, which enable the Company to control and to be the primary beneficiary of Jingwei Communication. Accordingly, the Company adopted the provisions of ASC 810 Consolidation and consolidated Jingwei Communication. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on January 31, 2007, the effective date (“effective date”) of the contractual agreements. The fair value of the acquired net assets of Jingwei Communication was $6.6 million on the effective date, after eliminated all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the contractual agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest amounted to $7.6 million and $7.5 million as of September 30, 2010 and December 31, 2009, respectively.

b)	Use of estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the amounts of revenues and expenses during the period ended September 30, 2010 and 2009. Actual results could differ from those estimates.

c)	Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, prepayments and deposits, account payable, accruals and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

d)	Business combination

For a business combination, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, were recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings was recognized as a gain attributable to the Group.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standard Codification (“ASC”) Topic 740-10.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations. Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written off to its fair value and the best estimate of that loss is recognized in those financial statements.

e)	Recently enacted accounting standards

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The ASU clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company has early applied the accounting treatment and the provisions of ASU 2010-13 does not have any effect on the financial position, results of operations or cash flows of the Company for the periods presented.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company will adopt ASU 2010-17 from January 1, 2011 and does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-26. These ASUs, except for ASU 2010-13 and ASU 2010-17 discussed above, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Note 3     ACCOUNTS RECEIVABLE, NET
At September 30, 2010 and December 31, 2009, accounts receivable include the following (in thousands):

	September 30, 2010 (Unaudited)	December 31, 2009
Accounts receivable	$33,651	$24,723
Less: allowance for doubtful debts	1,379	1,266
	$32,272	$23,457

Note 4     INVENTORIES

At September 30, 2010 and December 31, 2009, inventories consist of the following (in thousands):

	September 30,2010 (Unaudited)	December 31, 2009
Project costs	$4,350	$2,272
Others	256	44
	$4,606	$2,316

Note 5     INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of September 30, 2010 and December 31, 2009 as well as related amortization period for each asset class is as follows (in thousands):

Cost	September 30, 2010 (Unaudited)	December 31, 2009	Amortization Period
Databases	$14,697	$14,493	8 years
Strategic alliance	7,195	7,068	5.5 years
Non-compete agreement	323	316	2 years
Software	393	202	8 years
	22,608	22,079
Less: accumulated amortization	7,155	4,628
Net	$15,453	$17,451

Intangible assets represent acquired databases, strategic alliance, non-compete agreement and software. Amortization expense for the nine months ended September 30, 2010 and 2009 was $2.5 million and $1.7 million respectively. Amortization expense for the three months ended September 30, 2010 and 2009 was $0.9 million and $0.8 million respectively.

As of September 30, 2010, estimated amortization expenses for future periods are expected as follows:

Fiscal Year	Amount
2010	$844
2011	3,297
2012	3,217
2013	3,162
2014	3,166
Thereafter	1,767
$15,453

Note 6     INCOME TAX EXPENSE

United States

Jingwei International Limited is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and believes that its earnings are permanently invested in PRC.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)
BVI

Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

Hong Kong

Jingwei HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

PRC

The applicable income tax rate for the Group’s PRC operating companies, Yulong IT, Yulong Software, Jingwei Hengtong, Jingwei Communication, Beijing New Media, Xinguochuang and Jiangsu Liandong, are described as follows: Yulong IT is qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15%. Yulong Software, Jingwei Hengtong, Jingwei Communication are all entitled to a preferential income tax rate of 22% in 2010. Jiangsu Liandong is subject to 25% income tax rate in 2010. Beijing New Media as a small business taxpayer and taxed on a deemed basis, i.e. 2.5% of its reported total revenue, due to its small business status. In April 2010, State Tax Bureau approved Xinguochuang for its application for preferential enterprise income tax treatment, which exempted the entity from income tax for two years beginning with 2009, its first year of profitable operations, and entitled it to a 50% tax reduction to 12.5% for the subsequent three years and 25% thereafter.

For the nine months ended September 30, 2010, the Group recognized an income tax expense of $0.32 million on income before income taxes of $6.6 million, representing an effective income tax rate of 4.8%, as compared to an income tax expense of $0.61 million on a income before income taxes of $3.4 million, representing an effective income tax rate of 17.9% for the same period in 2009. For the three months ended September 30, 2010, the Group recognized an income tax expense of $0.17 million on income before income taxes of $2.9 million, representing an effective income tax rate of 5.9%, as compared to an income tax expense of $0.25 million on a income before income taxes of $1.6 million, representing an effective income tax rate of 15.6% for the same period in 2009.

In June 2010, Xinguochuang reversed its estimated enterprise income tax of 2009, which amounted to $0.4 million, upon the approval of Xinguochuang’s application for tax holiday. That resulted in the unusually low effective tax rate in the first three quarters of 2010.

Note 7     SHARE-BASED COMPENSATION

On May 21, 2008, The Company adopted Jingwei International Limited 2008 Omnibus Securities and Incentive Plan (the “Plan”). The Plan provides for the granting of Distribution Equivalent Rights, Incentive Stock Options, Non-Qualified Stock Options, Performance Share Awards, Restricted Stock Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided herein. The Company values the fair value of the options based on Black-Scholes option pricing model.

On April 16, 2008 the Company granted a total of 63 key employees of the Company, options to purchase a total of 301,100 shares of the Company’s common stock at a strike price equal to $4.95 and vested equally in four years. The contractual term is 10 years and it is non-transferable. The options were valued at $2.278 on the grant date.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

On June 12, 2008 the Company granted to Strategic Growth International, Inc (“SGI”) options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of $7.00 per share as part of the compensation for investor relations service (the “Service”). The contractual term is 5 years and it is non-transferable; however, hedging is not prohibited. The options were valued at $2.669 per unit on the grant date. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vesting on June 5, 2009. The consulting expense for the Service is recognized on a straight-line basis over the one year period of the related consulting contract. On October 5, 2008 the company terminated the Service of SGI. Upon the termination of the Service, pursuant to Section 4 of the option agreement, the Company rescinded 117,000 options granted to SGI pursuant to the terms of the Agreement. Correspondingly, pursuant to Section 5 of the option agreement and Section 6.3 of the Plan, the Option Agreement hereinafter represents the right to purchase 33,000 Shares on the terms and conditions contained therein.

On September 29, 2009 the Company granted to Rick Luk, the CEO of the Company, options to purchase a total of 200,000 shares of the Company’s common stock at a strike price equal to $1.64. The contractual term is 10 years. The options were valued at $0.883 per unit on the grant date. On June 29, 2010 the Company entered into an amended stock option agreement with Rick Luk to shorten the vesting period from three years in the original agreement to two years.

On November 5, 2009 the Company granted ToneTat Investment Limited (“ToneTat”) options to purchase a total of 500,000 shares of the Company’s common stock at a strike price of $2.10 per share as compensation for investor relations and financial advisory services. The contractual term is 3 years and it is non-transferable. The first batch of options to purchase 100,000 shares of common stock were vested on November 5, 2009, and were valued at $0.76 per unit on the grant date. The second batch of options to purchase 100,000 shares of common stock were vested on May 5, 2010, and were valued at $2.72 per unit on the. On May 7, 2010, the Company executed an amendment with ToneTat to extend the service term to March 31, 2011, and to modify the vesting conditions of the last 300,000 options to require satisfactory completion of duties until then.

On February 23, 2010 the Company granted to Yong Xu, the CFO of the Company, options to purchase a total of 150,000 shares of the Company’s common stock at a strike price equal to $2.05 to be vested over two years. The contractual term is 10 years. The options were valued at $1.21 per unit on the grant date.

On September 7, 2010, the Company granted a total of 43 key employees of the Company, under the Company’s 2008 Omnibus Securities and Incentive Plan, options to purchase a total of 500,000 shares of the Company’s common stock at a strike price equal to $4.10 and vested equally in four years. The contractual term is 5 years and it is non-transferable. The options were valued at $2.02 per unit on the grant date.

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

For the nine months ended September 30, 2010 and 2009, total share-based compensation expense recognized for options under the Plan was $0.5 million and $0.1 million respectively. For the three months ended September 30, 2010 and 2009, total share-based compensation expense recognized for options under the Plan was $0.09 million and $0.03 million respectively

The following table summarizes all Company stock option and warrant transactions for the nine months ended September 30, 2010:

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

	Number of options and warrants	Weighted- average exercise price	Weighted-average remaining contractual life (Years)
Outstanding, January 1, 2010	2,053,250	$5.27	3.21
Granted	750,000	$3.42	5.49
Forfeited	(132,800)	$4.95	7.58
Outstanding, September 30, 2010	2,670,450	$4.77	3.07

Exercisable options and warrants as of September 30, 2010:

Range of exercise prices	Number outstanding currently exercisable as of September 30, 2010	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options currently exercisable

$1.64-$7.00	1,977,600	2.0	$5.14

Note 8 BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. The contingently issuable 3,287,167 shares associated with the purchase of intangible assets from Shenzen Newway Digital S&T Co., Ltd. (the “Purchase”) were included in computation of basic EPS since as of July 1, 2010, all the performance targets associated with the Purchase had been met and there was no circumstance under which those shares would not be issued. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is shown as follows (in thousands, except share and per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Numerator for basic and diluted earnings per share:
Net income	$6,242	2,810	$2,744	$1,402
Denominator for basic earnings per share—weighted average shares outstanding	18,156,763	17,049,000	20,336,167	17,049,000
Dilutive effect of stock-based compensation plan	214,924	-	305,967	-
Dilutive effect of contingently issuable shares	1,643,584	-	-	-

Denominator for diluted earnings per share	20,015,071	17,049,000	20,642,134	17,049,000

Basic earnings per share	$0.34	$0.16	$0.13	$0.08
Diluted earnings per share	$0.31	$0.16	$0.13	$0.08

Options and warrants to purchase 2.7 million shares of common stock at an average price $4.77 per share were outstanding during the three months ended September 30, 2010, but options and warrants to acquire 2.1 million shares of common stock were not included in the computation of diluted EPS because there was no incremental share through calculation to cause a dilutive effect. These options and warrants were still outstanding as of September 30, 2010.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Note 9     SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, i.e. data mining services, and software and system services. Information for the segments for the three and nine months ended September 30, 2010 and 2009 in accordance with ASC 280 Segment Reporting is shown separately as follows (in thousands):

	Three Months Ended September 30
	2010			2009
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$5,306	5,104	$10,410	$5,452	$3,311	$8,763
Gross profit	1,770	3,070	4,840	2,213	1,122	3,335
Net Income	1,003	1,741	2,744	919	483	1,402
Segment Assets	46,816	21,263	68,079	41,908	11,967	53,875
Depreciation& Amortization	897	65	962	843	35	878
Expenditure for segment assets	$38	187	$225	$3,303	$-	$3,303

	Nine Months Ended September 30
	2010			2009
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$12,805	$10,944	$23,749	$10,222	$6,572	$16,794
Gross Profit	4,974	7,115	12,089	4,172	2,161	6,333
Net Income	2,568	3,674	6,242	1,840	970	2,810
Segment Assets	46,816	21,263	68,079	41,908	11,967	53,875
Depreciation& Amortization	2,517	108	2,625	1,837	106	1,943
Expenditure for segment assets	$223	$187	$410	$3,933	$-	$3,933

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

Note 10   COMMITMENT AND CONTINGENCY

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of September 30, 2010 are as follows (in thousands):

Within 1 year	$190
Within 1-2 years	146
Within 2-3 years	78
Thereafter	-
$414

Legal matter

On September 5, 2008, Beijing New Media provided a short-term loan of RMB2.0 million ($292,255) at zero interest rate to Shanghai Jujun Infotech Limited (“Jujun”), with its majority shareholder and Chairman Jerry Yu (the “Defendant”) providing personal guarantee, for its general business development. In 2009, Jujun paid back only RMB300,000 ($43,988) but defaulted on the rest. On November 10, 2009, the Company submitted the dispute over RMB1.7 million ($249,267) to Shenzhen Arbitration Commission for arbitration against Jujun and Jerry Yu. On April 19, 2010, Shenzhen Arbitration Commission provided arbitration results requesting the Defendent to pay the Company in full the amount in dispute. On June 28, 2010, the Company applied for legal enforcement with Shanghai No. 1 Intermediate People’s Court. Though the Court has ordered a legal enforcement to collect oustanding loan balance and interests from the Defendent early on, it suspended the process upon an appeal from Jerry Yu on September 17, 2010. In the third quarter in 2010, based on an internal legal evaluation, the Company deems the chance of collecting the majority of the amount owed in the near future slim, and decides to write off the balance of the loan, which has been outstanding for two years, fully as a bad debt.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)
(Unaudited)

NOTE 11  SUBSEQUENT EVENTS

On October 8, 2010, the Company and Xinguochuang entered into a Framework Agreement (the “Agreement”) with Shanghai Haicom Limited, a corporation registered in Shanghai, China ("Haicom"), pursuant to which Xinguochuang will acquire all of the outstanding equity interests of Haicom and as a result of which Haicom shall become a wholly owned subsidiary of Xinguochuang. Founded in 1992, Haicom is an Internet and mobile value added service platform provider based in Shanghai with business operations covering over ten provinces in China. Haicom develops 3G system solutions and provides interactive marketing services to financial institutions and major telecom carriers in China.

Under terms of the Agreement, the Company will pay Haicom shareholders total cash consideration of RMB 35 million, or $5.2 million, payable in phases.  The Company will also issue a maximum 667,802 common shares to Haicom shareholders, contingent upon the achievement of a minimum level of revenue and earnings targets by Haicom for the fiscal year ending December 31, 2011. Currently the Company is assessing the accounting impact of the acquisition.

In accordance with the terms of Framework Agreement, the Company paid Haicom shareholders the first phase of cash consideration of RMB 10 million, or $1.5 million, on October 14, 2010. On November 9, 2010, the Company received a notice of approval from the State Administration for Industry & Commerce of the People's Republic of China for registration changes in Articles of Incorporation, legal representative and business license of Haicom, indicating completion of the business acquisition with changes of control in place. Afterwards, the Company will pay Haicom shareholders the second phase of cash consideration of RMB 20 million, or $3.0 million, no later than November 16, 2010.

The Group did not have any other significant subsequent event.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial conditions of Jingwei International Limited (the “Company”). Throughout this document, references to “we,” “our,” the “Group” or “Jingwei” refer to Jingwei International Limited and its subsidiaries and variable interest entities (“VIEs”). MD&A should be read in conjunction with our interim consolidated financial statements and the accompanying notes, and the other financial information included in this report.

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

Business Overview

Jingwei has evolved from the conventional data mining and software services business to become a leading provider of data mining and interactive marketing and software services in the People’s Republic of China (the “PRC” or “China”). With a customer database of over 400 million consumers, we help companies to reach their target audience. Currently, we operate two business segments in China: data mining and software services.

In the data mining segment, we offer a rich portfolio of business intelligence and interactive marketing services powered by our proprietary consumer database and the software tools we developed over the years. Our services include market segmentation, customer trend and churn analysis, fraud detection and a range of interactive marketing and advertising services such as telemarketing, direct mailing, mobile advertising, mobile value-added services (“MVAS”) and mobile application solutions. In the Software Services segment, we provide a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading telecom operators and power companies. The software services business complements and strengthens sales opportunities for our data mining and interactive marketing services platform, which not only allows us to enhance our customer database, it also provides useful tools to allow us to leverage the telecom resources to provide comprehensive multi-media marketing and advertising delivery channels to reach the target consumers for our clients.

We have been investing heavily in research and development in data mining tools to enable the Group to cross reference different sources for its vast data. We continue to expand our product offerings as well as create innovative data mining software tools to enhance our service offerings to support database marketing and interactive marketing for our clients. In addition, to capitalize on the rapid growth of mobile applications and consumers spending, we are developing smart interactive mobile value-added services as well as enhancing our interactive marketing platform to support mobile internet marketing and application solutions for our clients to provide high value services to business enterprises and the consumers.

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

Business Outlook and Other Recent Developments

The Company has delivered strong performance in the first nine months of 2010 in both sales and earnings compared to the same period last year.  In data mining, the strategic agreement with Newway in 2009 has helped the Group expand its product offering into 3G related value-added services (“VAS”) and there was strong demand in the last nine months for its bundled mobile VAS solutions.

In software services segment, we have seen a surge in demand for our software and system integration solutions in the telecom and cable sector as operators continue to expand their deployment of internet protocol TV (“IPTV”) and digital TV (“DTV”) network nationwide. In addition, the Company has successfully developed and deployed an APP Store platform for a major telecom carrier for commercial launch later this year. In the third quarter, as we continued to replicate and deploy similar BSS solutions to support IPTV and DTV in different provinces and cities, we continued to achieve a relatively high margin in the software services segment in the range of 60%. We expect this trend to continue to contribute to the sales and earnings growth of the software service through 2010.

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

In line with our strategic direction to strengthen our capabilities to expand and grow our data mining business, on October 8, 2010, the Company entered into a Framework Agreement with Shanghai Haicom Limited (“Haicom”), to acquire all of the outstanding equity interests of Haicom through its subsidiary, Xinguochuang; and as a result of which Haicom shall become a wholly owned subsidiary of Xinguochuang. Founded in 1992, Haicom is an Internet and mobile value added service platform provider based in Shanghai with business operations covering over ten provinces in China. Haicom develops 3G system solutions and provides interactive marketing services to financial institutions and major telecom carriers in China.

RESULTS OF OPERATIONS

Sales

	Three Months Ended September 30
	2010		2009		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$5,306	51%	$5,452	62%	-3%
Software services	5,104	49%	3,311	38%	54%
Total sales	$10,410	100%	$8,763	100%	19%

Total net revenue increased 19% for the third quarter year over year, due to robust growth in the Software services segment.

Data mining.  Revenue decreased by 3% for the third quarter of 2010 compared to the same period in 2009.  This decrease was mainly due to seasonal adjustment.

Software services. The increase in revenue by 54% for the third quarter compared to the same period in 2009 was mainly due to continued sales growth in business support system (“BSS”) products supporting nationwide IPTV and DTV deployment and early successes resulting in new orders from the fast growing Smart Grid sector.

	Nine Months Ended September 30
	2010		2009		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$12,805	54%	$10,222	61%	25%
Software services	10,944	46%	6,572	39%	67%
Total sales	$23,749	100%	$16,794	100%	41%

Total sales were $23.7 million for the nine months ended September 30, 2010, compared to $16.8 million for the nine months ended September 30, 2009. The year-on-year increase in total sales was $6.9 million or 41% for the first three quarters of 2010, with robust revenue growth from both business segments.

Data mining. Data mining sales increased 25% for the nine months ended September 30, 2010 compared to the same period in 2009, as the demand for the Group’s data mining service including bundled mobile VAS solutions continued to grow.

Software services.  Software services sales increased 67% for the nine months ended September 30, 2010 compared to the same period in 2009. The increase was mainly due to an increase in demand for the Company’s software services to support the expanding deployment of IPTV and DTV by major telecommunication operators in China, as well as successful development of an APP Store platform for a major telecom operator.

Cost of Sales

	Three Months Ended September 30
	2010 (Unaudited)	2009 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$3,536	$3,239	9%
Software services	2,034	2,189	-7%
Total cost of sales	$5,570	$5,428	3%

Total cost of sales was $5.6 million for the three months ended September 30, 2010, increasing by 3% from $5.4 million for the same period in 2009.

Data mining. Cost of data mining increased 9% for the three months ended September 30, 2010 compared to the same period in 2009 mainly due to an unfavorable change in product mix.

Software services.  Cost of software services decreased 7% for the three months ended September 30, 2010 compared to the same period in 2009. This improvement in cost control was mainly because the Company continued to increase sales of off-the-shelf software products as a percentage of total sales, including its popular BSS products in support of the nationwide deployment of IPTV and DTV by major telecom operators in China.

	Nine Months Ended September 30
	2010 (Unaudited)	2009 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$7,831	$6,050	29%
Software services	3,829	4,411	-13%
Total cost of sales	$11,660	$10,461	11%

For the nine months ended September 30, 2010, total cost of sales increased by 11% compared to the same period in 2009. The increase in cost of sales was mainly due to the 29% increase in cost of sales from the Data mining segment, offset by the 13% decrease from the Software services segment. The increase in cost of sales from Data mining segment was generally in line with the 25% sales growth in this business segment. The decrease from Software services segment was attributed to an improvement in product mix, as a larger group of off-the-shelf software products were delivered such as BSS products in support of the nationwide deployment of IPTV and DTV by major telecom operators in China.

Gross margin

	Three Months Ended September 30
	2010	2009	% Change
Gross margin:
Data mining	33%	41%	-8%
Software services	60%	34%	26%
Total sales	46%	38%	8%

Overall gross margin increased by 8% year over year for the three months ended September 30, 2010 compared to the same period in 2009, which was primarily due to a favorable change in product mix in software services resulting in a 26% margin improvement in that business segment.

Data mining. The gross margin of data mining decreased by 8% year over year for the three months ended September 30, 2010 compared to the same period in 2009, due to an unfavorable product mix change. A higher percentage of sales came from the bundled mobile VAS solutions product line, which tends to have a lower margin.

Software services.  The gross margin of software services sales increased 26% for the three months ended September 30, 2010 compared to the same period in 2009. The increase was mainly due to a favorable change in product mix, as the Company continued to increase the sales of off-the-shelf software products as a percentage of total sales, such as its popular BSS products for the deployment of IPTV and DTV system.

	Nine Months Ended September 30
	2010	2009	% Change
Gross profit:
Data mining	39%	41%	-2%
Software services	65%	33%	32%
Total sales	51%	38%	13%

Overall gross margin increased by 13% year over year for the nine months ended September 30, 2010 compared to the same period in 2009, for the same reasons as discussed above for the gross margin improvement year over year for the three months ended September 30, 2010

Operating expenses

	Three Months Ended September 30
	2010		2009
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, general and administrative expenses	$1,462	14%	$1,640	19%	-11%
Research and development costs	536	5%	393	4%	36%
Total expenses	$1,998	19%	$2,033	23%	-2%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salary and bonus, share based compensation, marketing expenses, fees for professional services, traveling and transportation expenses, bad debt provision, depreciation and amortization and office expenses. The total selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2010, compared to $1.6 million for the three months ended September 30, 2009. The year-on-year decrease in total expenses for the third quarter of 2010 was $0.1 million. The decrease was mainly due to a decrease of $0.3 million in bad debt provision, offset by an increase of $0.2 million in salary and share based compensation expenses.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses and amortization of acquired intangibles for the development of software and maintenance of our database. The total R&D costs were $0.6 million for the three months ended September 30, 2010, compared to $0.4 million for the three months ended September 30, 2009. The year-on-year increase in total R&D costs for the third quarter of 2010 was $0.2 million. The increase was mainly due to an increase in amortization of acquired intangibles used in research and development activities.

	Nine Months Ended September 30
	2010		2009
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, general and administrative expenses	$4,023	17%	$2,758	16%	46%
Research and development costs	1,867	8%	836	5%	123%
Total expenses	$5,890	25%	$3,594	21%	64%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salary and bonus, share based compensation, entertaining and marketing expenses, fees for professional services, traveling and transportation expenses, bad debt provision, depreciation and amortization and office expenses. The total selling, general and administrative expenses were $4.0 million for the nine months ended September 30, 2010, compared to $2.8 million for the nine months ended September 30, 2009. The year-on-year increase in total expenses for the nine months of 2010 was $1.2 million. The increase was mainly due to an increase of $0.4 million in annual bonus, an increase of $0.4 million in share based compensation, an increase of $0.8 million in amortization expense, offset by a decrease of $0.3 million in bad debt provision.

Research and Development Costs.  Research and development costs consist primarily of personnel-related expenses and amortization of acquired intangibles for the development of software and maintenance of our database. The total R&D costs were $1.9 million for the nine months ended September 30, 2010, compared to $0.8 million for the nine months ended September 30, 2009. The year-on-year increase in total R&D costs for the first half year of 2010 was $1.1 million. The increase was mainly due to an increase of $0.8 million in amortization of acquired intangibles used in research and development activities, and an increase of $0.3 million in R&D payroll.

 LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2010 (Unaudited)	December 31, 2009
	(In thousands)
Cash and cash equivalents	$10,103	$10,239
Working capital	41,825	31,968
Stockholder’s equity	$51,932	$44,260

As of September 30, 2010, we had $10.1 million in cash and cash equivalents. We believe that our ability to generate strong cash flow from our operating activities, along with our available cash will be sufficient to fund our operating activities, capital expenditures and other obligations through 2010 and beyond.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30
	2010 (Unaudited)	2009 (Unaudited)
	(In thousands)
Net cash (used in) provided by operating activities	$(630)	$1,219
Net cash used in investing activities	(410)	(3,933)
Net cash used in financing activities	0	(72)
Effect of foreign currency translation on cash and cash equivalents	904	196
Net decrease in cash and cash equivalents	(136)	(2,590)
Cash and cash equivalents - beginning of period	10,239	5,472
Cash and cash equivalents - end of period	$10,103	$2,882

Operating activities
Net cash used in operating activities for the nine months ended September 30, 2010 was $0.6 million. This was primarily attributable to the net income of $6.2 million, adjusted by non-cash items of share-based compensation expense of $0.5 million, and depreciation and amortization of $2.6 million, offset by a net decrease in cash from working capital items of $10.0 million.

Investing activities
Net cash used in investing activities for the nine months ended September 30, 2010 was $0.4 million, which was attributable to acquisition of properties and equipment and intangible assets.

Financing activities

No cash has been used in or provided by financing activities for the nine months ended September 30, 2010.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2010, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

In the Amendment No. 2 on Form 10-K/A filed with the SEC on October 28, 2010, management identified the following material weaknesses in our operations as of December 31, 2009:

Lack of qualified legal resources in special transactions. In the process of negotiating and drafting a significant acquisition agreement, the Company did not engage or seek support from qualified legal resources.  Consequently, several key terms in the agreement including the contignent share issuance were poorly written and ambiguous.

Inadequate internal communication across business units. Though the applicable accounting treatments in relation to the asset acquisition agreement were reviewed and approved by the Company's chief financial officer, the accounting staff applied their own interpretation of the terms without directly communicating, or seeking clarification of the contract terms with the business team who led the negotiation of the acquisition agreement.  Consequently, management did not detect the method of accounting for contingent shares was not in comformity with generally accepted accounting principles.

Management has been actively engaged in developing remediation plans to address the above material weaknesses. The remediation efforts that have taken place in the third quarter of 2010 include the following:

1.
Implementing procedures to improve the review, approval, and recording of all merger and acquisition transactions, including review of agreements by high quality external legal counsel and timely confirmation of key contract terms;

2.	Establishing top level reviews procedures that include the chief financial officer, chief executive officer and the Board in relation to merger and acquisition transactions.

The Audit Committee has monitored the implementation of the above control procedures. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Other than the changes discussed above, there were no other changes in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 12, 2010

JINGWEI INTERNATIONAL LIMITED

By:	/s/ Rick Luk
Name: Rick Luk
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)