Form 10-K
period 2010-12-31
Jingwei International LTD
filed 2011-03-31
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $50.2 million.

As of March 30, 2011, there were 20,354,209 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I.

ITEM 1. BUSINESS

Overview

Jingwei International Limited (“we,” “us,” the “Company,” or “Jingwei”), its subsidiaries and companies it controls through contractual agreements in the form of variable interest entities (“VIEs”) are a leading provider of data mining, interactive marketing and software services in China. Our business is concentrated in the telecommunications industry and the power sector, and its largest end customers are the major telecommunications carriers in China and their provincial subsidiaries, including China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, China Telecommunications Corporation, or China Telecom, and the State Grid Corporation of China.  Currently, we operate two business segments: data mining and software services.

The Company started with software services, providing data mining (DM), business intelligence (BI), billing, operational support (OSS) and customer relationship management (CRM) solutions for China’s leading telecommunications carriers and state owned enterprises. Over the years, in providing these services to our clients, we have accumulated consumer profiles, which we have compiled into a database with over 400 million profiles, and which has allowed us to build our data mining and interactive marketing services business.

In the Data Mining segment, with a proprietary customer database of over 400 million profiles operated by our patented data mining tools and software technologies, we offer a rich portfolio of data mining and interactive marketing services to enable leading corporations to more effectively reach their target consumers. Our services include market segmentation, customer trend and churn analysis, fraud detection and a range of interactive marketing and advertising services such as telemarketing, direct mailing, mobile advertising, mobile value-added services (MVAS) and bundled mobility solutions.

Today, by leveraging our strategic assets and core competences across these two segments, we continue to enhance our service offerings by partnering with our telecommunications customers to design, build and in many cases, operate integrated value-added services platforms to capitalize on the burgeoning growth of mobile, internet and m-Commerce applications to serve their clients. And, by being able to leverage our resources across the two segments serving the same telecommunications customers, we have attained considerable synergies in a very effective cost structure to support the profitable growth of our business.

Recent Developments

The following are several significant developments in 2010 contributing to the growth of our business:

Interactive Marketing Capabilities and Market Expansion - The Company established a strategic partnership with Suqian Government in Jiangsu Province to launch interactive marketing services to support China Unicom in the province in the fourth quarter of 2009. The service center with a capacity of 300 seats was operational in March 2010; and, in July, another center, with capacity of 100 seats, was launched in Jiaxing, Zhejiang Province to expand its reach in Yangtze River Delta.

Strategic Entry into Mobile Internet Marketing – Development and implementation of the mobile application stores based on the contracts we secured in 2009 was completed in 2010; with one system deployed for China Telecom in Sichuan in April, and the other pilot system delivered to China Unicom in Shanghai in July.  These contracts have also provided opportunities for Jingwei to leverage its core competence to help the regional subsidiaries to operate the store under a revenue sharing model, similar to the model used with interactive marketing

Mergers and Acquisitions - In November, 2010, the Company, through its wholly-owned subsidiary Shenzhen Xinguochuang Information Technology Limited (“Xinguochuang”), completed the acquisition of 100% equity interest of Shanghai Haicom Telecommunication Technology Limited ("Haicom"), a corporation registered in Shanghai, China that provides Internet and mobile value added service platforms to telecommunication carriers in more than ten provinces. The Company will pay Haicom shareholders an aggregate purchase price of $8.2 million, including initial cash payment of $5.2 million in total and contingent consideration up to $3.0 million in the form of the Company’s common stock, subject to the achievement of certain performance goals. This transaction is an important step in our effort to strengthen our 3G related mobile value-added service product portfolios, as well as expand business developments with a dozen strategically important regional subsidiaries of China Unicom and China Telecom.

Corporate Structure

Jingwei International Limited (the “Company”), formerly known as Neoview Holdings Inc. (“Neoview”), was established in Nevada on November 17, 2004. On May 16, 2007, Neoview and Synergy Business Consulting LLC, a principal shareholder of Neoview, entered into a share exchange agreement with the shareholders of Jingwei BVI. Pursuant to the share exchange agreement, Neoview acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s shareholders in exchange for the issuance to Jingwei BVI’s shareholders of 11,554,000 shares of Neoview’s common stock, constituting 86.4% of outstanding common shares of Neoview on a fully-diluted basis.

As a result of this transaction, Jingwei BVI became a wholly-owned subsidiary of Neoview. Under accounting principles generally accepted in the United States, or US GAAP, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Jingwei BVI for the net monetary assets of Neoview, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Neoview, are those of the legal acquiree, Jingwei BVI, which is considered to be the accounting acquirer. Shares and per share amounts stated have been adjusted to reflect the merger.

Immediately following the closing of the merger, Neoview changed its name to Jingwei International Limited and consummated a private placement of 3,395,000 units, each consisting of one (1) share of Common Stock and 0.3 of a Warrant to purchase one (1) share of common stock, for aggregate gross proceeds of $16,975,000 or $5.00 per unit.

Jingwei International Investments Limited (“Jingwei BVI”) was incorporated in May 2006 under the laws of the British Virgin Islands.

Jingwei International Investment (HK) Ltd. (“Jingwei HK”), a wholly owned subsidiary of Jingwei BVI, was established on October 31, 2006 in Hong Kong.

Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), a wholly owned subsidiary of Jingwei HK, was established in People’s Republic of China (the “PRC”) on February 8, 2007.

On the same day, Jingwei Hengtong entered into a series of contractual agreements (“contractual agreements”) for a ten-year term with Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), a PRC company established on May 8, 2001. Jingwei Hengtong has agreed to exclusively provide to Jingwei Communication technology consulting services, and to pay all of the operating costs incurred by Jingwei Communication, in exchange for all of its income from the business operations. Jingwei Hengtong also agrees to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivables and all of its assets to Jingwei Hengtong. The stockholders of Jingwei Communication have also entered into pledge agreements with Jingwei Hengtong, pursuant to which they agreed to pledge all their rights and interests, including voting rights, in favor of Jingwei Hengtong. Jingwei Hengtong also has the option to acquire the equity interests of the Jingwei Communication for a purchase price equal to its original purchase price or such higher price as required under PRC laws at the time of such purchase. Finally, Jingwei Hengtong had made an interest-free loan to Jingwei Communication to fund its capitalization, upon which the shareholders of Jingwei Communication transferred their equity interests to Jingwei HengTong, and used the proceeds from such a transfer to repay the loan. The Company presents its financial statements on a consolidated basis with those of Jungwei Communication and its subsidiaries, as a result of its controlling financial interests in accordance with ASC 810-10.

Jingwei Communication has three subsidiaries: New Yulong Information Technology Co. Ltd. (“New Yulong IT”) (100% owned), New Yulong Software Technology Development Co. Ltd. (“New Yulong Software”) (jointly owned with New Yulong IT), and Jiangsu Liandong Communication Ltd. ("Jiangsu Liandong") (100% owned).

New Yulong IT established Beijing New Media Advertising Co. Ltd. (“Beijing New Media”), a 100%-owned subsidiary, on July 23, 2008. Then New Yulong IT established Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”), a wholly-owned subsidiary, on April 29, 2009.

On November 9, 2010, Xinguochuang completed the acquisition of 100% equity interest of Shanghai Haicom Telecommunication Technology Limited ("Haicom"), a corporation registered in Shanghai, China that provides Internet and mobile value added service platforms to telecommunication carriers in more than ten provinces.

The following is a pictorial representation of the corporate structure of Jingwei at the end of 2010:

Although we are organized as a Nevada corporation, our business is conducted through a number of operating subsidiaries, most of which are organized under the laws of the PRC, and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC, including value-added telecommunications services businesses. To comply with PRC laws and regulations, the Company engages in such businesses through the VIEs, principally Jingwei Communication. US GAAP requires us to consolidate VIEs in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership.

Industry Background and Market Opportunities

Jingwei is focused on leveraging its data mining, interactive marketing and software services capabilities to capitalize on several high growth segments in China including: (1) the continued high growth of mobile and internet users, (2) the robust growth of mobile value-added services, mobile internet marketing and the wide adoption of m-Commerce applications enabled by the rollout of 3G in 2009; (3) the transformation of the telecommunications and the cable TV industries through the 3-Network Convergence program that started in 2010; and (4) the commitment by the central government to spend up to $150 billion to upgrade the smart grid network over the next 10 years. The following are several key indicators that reflect China’s economic growth and the growth of the industries that will support the growth of Jingwei’s business.

China Economic Growth
In 2010, China's GDP grew 10.3% to reach $5.87 trillion, surpassing Japan's $5.47 trillion, and became the world's second largest economy after the U.S. China was poised to move from export dependency to development of an internal market. Wages were rapidly rising in all areas of the country and Chinese leaders were calling for an increased standard of living.

Large and Growing Mobile User Population
According to the August 2010 report released by MII Technology, the number of mobile users in China in August 2010 has reached 823 million, more than double the total number of users in the US, and the forecasted growth is estimated at more than 15.8 % year over year in the near future.

Large and Growing Internet User Population
According to the June 2010 report released by CINIC, the number of Internet users in China in June 2010 has reached 420 million, which increased to 32% of total population as compared to 24% in 2009.

Large and Growing e-Commerce Market
According to a report released by Ministry of Commerce, China is the world’s 4th largest market with greater than 22% growth in e-Commerce sales.

Rising Consumer Spending
According to the First Half 2010 report released by National Bureau of Statistic of China, consumer goods and retail sales increased more than 18.2% year over year.

Nationwide 3G User Growth
According to a report released by OVUM Research, it is forecasted that the 3G user CAGR will be more than 160% throughout 2014. Meanwhile, according to reports published by China Mobile, China Unicom and China Telecom the penetration rate of 3G user has just reached 6% in January 2011.

3-Network Convergence
It is estimated $100 billion will be spent over the project in the next three years to boost China’s economy, according to the report released by Digitimes in 2009.

Intelligent Power Grid Program
ZPryme Research reports that China is developing the largest Smart Grid program in the world, with estimated government investment of $150 billion over the next ten years.

Apart from the above, we also noted that one of the fastest growing sectors of China’s Telecommunications industry is the Mobile Value-Added Service. According to new research from Informa Telecoms & Media, global mobile value-added-service (VAS) revenues will grow from $200 billion in 2009 to $340 billion in 2014, with emerging markets like China and India to be the key growth driver. In particular, the Mobile Value-Added Services sector in China is expected to double over the next five years resulting from (i) growth in mobile and 3G subscribers, (ii) relatively low wireless penetration rates, (iii) increased spending power, (iv) average revenue per user (“ARPU”) increase as result of new 3G enabled services, (v) content proliferation, and (vi) network upgrades. Mobile Value Added Services based on current 3G network expands the range of services to include video messaging, wireless video chat, wireless radio and IPTV.

China Mobile, with over 500 million subscribers, China Unicom, with over 160 million subscribers, and China Telecom with over 90 million subscribers are currently the three wireless carriers in China. As such, they are focused on managing their rapid subscriber growth and network infrastructure, and have decentralized Mobile Value Added Services and software service management to their provincial subsidiaries. Mobile Value-Added Services servicers aggregate and/or develop digital content for telecommunications carriers, and rely on the carriers’ networks to deliver their content.

By leveraging our data mining assets, interactive marketing capabilities and own development of innovative content, we are able to provide telecommunications carriers with a significant, high margin revenue opportunity by bringing in valuable 3G mobile service subscribers and service subscriber for various highly profitable mobile value added services. As competition increases among the incumbent telecommunications carriers, some of the regional subsidiaries will look for help from companies like Jingwei to complement and enhance their effectiveness in sales and marketing as well as to expand distribution platforms in a short period of time, thus effectively driving subscriber as well as ARPU growth.

In late 2009, China’s State Council announced its decision to promote the advancement of a 3-Network Convergence project, to integrate the country’s telecom, broadcasting, and Internet networks. The project is enabling players in all three industries to offer triple-play services, i.e. communications, television broadcast and Internet access, spurring competition among the various businesses. Two phases are planned: 2010-2012 for launching trial sites for convergent services and firming up the related regulatory policies / framework; then 2013-2015 for the launch of commercial convergent services.

We expect to see increased capital expenditures by both telecommunications carriers and cable operators, to upgrade their network capabilities in the coming years. Along with cable network upgrade making progress, and the innovative new services introduced to cable service users, we expect to team up with traditional partners in telecommunications carriers, to expand our Operation Support Services (OSS) and Business Support Services (BSS) offerings to the IPTV/DTV market.

With total power capacity set to reach 1,430 gigawatts by 2015 from 874 gigawatts at the start of 2010, China has to figure out how to bring trillions of kilowatt hours of power to more than a billion customers, sometimes over very long distances. Therefore, China has planned to spend billions of dollars to criss-cross the country with new long-distance power infrastructure, with investments in new technologies that combine electricity and telecommunications. These new technologies, known as 'smart grid', are estimated to be a nearly $100 billion opportunity over the next five years and would easily exceed the $45 billion China is spending on 3G telecommunications technology over the same period. Smart-grid technology brings power grids into the telecommunications age, connecting "smart meters" in households and businesses to central monitoring systems capable of detecting and redressing outages or overloads in an instant. In addition to expanding our sales and marketing effort with State Grid Corporation of China and its subsidiaries, and increase research and development activities in this area, we will continue to seek suitable merger and acquisition targets in this sector to establish a strong foothold quickly.

Business Overview

The Company, through its subsidiaries and VIEs, has evolved to become a leading provider of data mining, interactive marketing and software services in the PRC. Currently, we operate two business segments in China: data mining and software services.

In the Data Mining segment, we offer a rich portfolio of data mining, business intelligence and interactive marketing services powered by our proprietary consumer database with more than 400 million consumer profiles and the software tools we developed over the years. Our services include market segmentation, customer trend and churn analysis, fraud detection and a range of interactive marketing and advertising services such as telemarketing, direct mailing, mobile advertising, mobile value-added services (MVAS) and mobile application solutions. In typical customer cases, Jingwei leverages its consumer database, data mining competencies and predictive analysis technologies to help companies: (1) improve product development and marketing effectiveness; (2) increase operational efficiency and profitability; (3) identify new market trends, target audiences and opportunities; (4) deliver effective marketing messages to targeted consumers; and (5) provide interactive, proactive and personalized marketing for optimal results. Once a target audience is identified, Jingwei assists its customers with telemarketing, direct marketing and mobile text and interactive advertising and follows through by closing sales and providing back-end customer care. In these cases, Jingwei typically shares in revenues derived from consumer purchases resulting from its marketing activities. Throughout this process, the Company continues to refresh and update its consumer database to ensure relevant and accurate profiles for ongoing and future campaigns.

In the Software Services segment, we provide a broad range of data mining, business intelligence, billing systems, provisioning solutions, decision support and customer relationship management systems for China’s leading telecommunication carriers and state-owned enterprises. The software services business complements and strengthens sales opportunities for our high margin data mining and interactive marketing services platform, which allows us not only to enhance our customer database, but also to leverage the telecommunications resources to provide comprehensive multi-media marketing and advertising delivery channels to reach target consumers for our corporate customers.

Today, by leveraging our strategic assets and core competences across these two segments, we continue to enhance our service offerings by partnering with the carriers to design, build and in many cases, operate integrated value-added services platforms to capitalize on the burgeoning growth of mobile, internet and m-Commerce applications to serve their clients. And, by being able to leverage our resources across the two segments serving the same telecommunications customers, we have attained considerable synergies in a very effective cost structure to support the profitable growth of our business.

We have been investing heavily in research and development in data mining tools to enable the Company to cross reference different sources for its vast data. We continue to expand our product offerings as well as create innovative data mining software tools to enhance our service offerings to support database marketing for our customers. In addition, we have developed multiple popular mobile value-added services platforms such as “Stock Trading Secretary”, “3G Video Customer Care” and “Mobile Application Stores” to help the carriers effectively and profitably market 3G-enabled applications for future growth.  As result of the deployment of these services, Jingwei also has the opportunity to partner with the carriers to support and operate these platforms on revenue sharing basis.

The primary geographic focus of our operations is in China including Hong Kong SAR, where we derive all of our revenues.

We believe our future growth in the data mining business is in the broad adoption of our data mining and interactive marketing service as well as mobile internet solutions across various business segments. By leveraging our software tools, a resourceful consumer database, and operational competency, we are able to provide target marketing solutions for corporations who want to carve out a burgeoning consumer market in China. In order to cement our leadership position, we will need to continuously invest in R&D, expand human capital, refresh, update and increase the number of profiles of our consumer database, enhance our services infrastructure, and to expand our web-enabled call center operations to multiple cities. For our software services business, we will continue to benefit from favorable industry trends and the multi-billion dollar government funded programs in 3-Network Convergence and the intelligent power grid upgrade initiatives.

How the Company Generates Revenue

We derive our revenues from the two business segments we operate in China, i.e., data mining and software services. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Our services are sold both on a project by project basis and on a service agreement basis based on which we derive our revenue in several ways depending on the contractual agreement with the customers: (a) a contracted project development and implementation fee for the project; (b) a licensing fee an annual maintenance for the use of our software; (c) an agreed share of the revenues with the service provider derived either from consumer purchases resulting from our database marketing and promotion activities, or from revenue generated from the service platform we design, develop and in some cases, operate for the carriers; and (d) a combination of (a), (b) and (c) above.

We work with business partners and operate under exclusive software licensing and revenue sharing agreements with China Telecom in 16 provinces, China Unicom in 27 provinces and China Mobile in 6 provinces.

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

For example, within our data mining services operations, we help telecommunications carriers acquire 3G service subscribers, as well as sign up users for highly profitable mobile value added services, some of which were developed by us.  Fees are charged to a subscriber’s monthly bill. Telecommunications carriers typically charge a predetermined percentage of this fee and remit the remainder to the service provider like us. For advanced services, revenue sharing varies among products and services offered.

Our software services include a broad range of data mining, business intelligence, billing, provisioning support, decision support, operations support and customer relationship management systems, primarily for China’s leading telecommunications carriers, systems vendors and the State Grid Corporation of China. By leveraging our strong relationships with these customers and business partners, we have been effective at cross-selling our comprehensive high margin data mining and interactive marketing services, both directly and indirectly to a wide spectrum of customer base through these service providers, thereby also allows us to refresh, enhance and update our customer database for other opportunities for incremental revenues.

Our software and data mining products and services assist customers in improving operational efficiency and identifying new market opportunities, trends and target audiences. Once identified, we assist in the promotion and marketing of new product and service offerings directly to end-users on behalf of our customers through a combination of mobile value-added services and interactive marketing campaigns through multi-media channels including mobile Internet marketing solutions.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network in China including Hong Kong SAR. Our reseller networks consist of systems integration houses and telecommunications carriers where Jingwei’s products and services are sold as part of their systems solution package for their customers. We also contract other third parties as resellers to sell our software and mobile value added services. For software, we typically provide our resellers with a fixed cost and the resellers would sell the system with their own margins. For mobile value-added services, we would pay a percentage from our revenue as commissions, which are typically between 10% and 15%. All other products and services are sold through our direct sales. Data mining services are sold on a project by project basis. In addition to one time fees, we share future revenue streams from consumer purchases, as a result of our marketing and promotion activities.

Software Services Overview

Our software services include a broad range of operation and business support systems, such as data mining, billing systems, provisioning solutions, maintenance support, decision support and customer relationship management systems. Our software products are engineered to allow our customers to integrate our software with existing applications and services with minimal effort and programming overhead, which helps customers to improve their customer relationships and operating efficiency. Although typically sold together, our software services are segmented into business intelligence, operation and business support services.

All telecommunications carriers and cable operators require operation support services (OSS) to provide services to their customers. Once OSSs are installed, business support services (BSS) are required to maintain and manage customers. Whenever Jingwei sells its proprietary OSS, BSS is also generally sold along with it, although each can be purchased on a stand-alone basis to supplement another provider. For most of the customers for whom Jingwei maintains third party OSS, BSS was sold as a replacement for the third party’s BSS. Going forward, Jingwei expects to focus its software in billing, business intelligence analysis and CRM for 3G related services. Telecommunications carriers typically already receive Operating Support Services (OSS) since this system is the base for them to offer their services. Once OSS is installed, it is almost impossible for the carriers to replace those services with a different system due to service disruption risk. Hence, we only sell OSS to telecommunications carriers for new service offerings that require a new OSS.

On the other hand, Business Support Services (BSS) is an add-on to the base operating system which does not disrupt the operator’s service. Therefore, we can sell BSS to telecommunications carriers to replace their existing system or sell additional modules to enhance their existing system whether this system is from Jingwei or third party. We expect to sell more BSS than OSS to the telecommunications carriers. Whenever we sell OSS, we also bundled BSS with the sale.

Many cable operators are starting to convert their cable system to digital. They all immediately require a new OSS to get their digital service started and then typically install BSS later when they see fit. Therefore, cable operators require more OSS than BSS during this conversion period. Capitalizing on the 3-Network Convergence program in China and in support of the IPTV and Digital TV rollout, Jingwei has so far implemented OSS and billing software in 23 provinces for China Telecom by the end of 2010.

Operation Support Services (OSS)

NYL-RAS (Revenue Assurance)	Analyzes operations to prevent loss of revenue

GT800 OBSS (Operation Billing Support System)	Provides operation and billing support for GT800 system

JF2000 Billing and Accounting System	Provides operation and billing support for Internet protocol television (IPTV) system

NGN Integrated Accounting System	Provides operating and billing support for NGN systems

YLDC-2000 Online Collection System	Collects call record data and translates it for use by business operation support systems

Interconnect Monitor and Analysis System	Monitors calls between different networks to provide real-time settlement analysis

Charge Simulation System	Simulates billing charges based on historical data, market information and simulated future scenarios to analyze customer reactions

Data Warehousing	Assists companies in the collection and management of their customer data

Customer-turn Prediction Model	Identifies the most valuable customers so that proper measures can be taken to prevent the loss of such customers

Customer Classification Model	Assists companies in categorizing their customers based on similar characteristics

Customer Terminal Value Model	Determines the total value of a customer

Customer Lifecycle Identification Model	Helps identify the lifecycle positioning of a customer

Digital TV System	Billing and OSS for Digital TV

Cross Royalty Rating Model	Analyzes the amount of incentive that customers should receive

Customer Call Patent Fingerprint ID Model	Analyzes individual customer behaviors

Cross-sell and Up-sell Model	Analyzes a customer's purchasing activity and helps identify probable future purchases based on historical activity

Customer Credit Rating Model	Predicts the probability that a customer will breach its contract

In addition to the above, Jingwei has also successfully capitalized on the continuing growth of mobile, internet and mobile commerce applications to design, develop and in many cases, operate integrated hardware and software platforms for the telecommunications carriers to offer enhanced mobile value-added services (MVAS) to the consumers and business enterprises.  Platforms that have been deployed last year include “3G Video Customer Care” and “Mobile Application Store”, etc.  These opportunities not only helped to secure our leadership position in software services, they also helped to strengthen our data mining business, as we gain momentum in securing support from provincial carriers to leverage our core competence in data mining and interactive marketing to help them operate the systems we developed and deployed for optimal marketing results.

Data Mining (and Business Intelligence Analysis) Overview

 Data mining is a technology that assists companies in identifying the most important information within the data they have collected on their current and potential customers. Through the use of data mining, companies are able to improve operational efficiency and identify new market opportunities, trends and target audiences enabling them to achieve increased revenues and profitability.

Our proprietary database contains the name, age, gender, identification number, income level, address, work status and type, mobile phone usage and pattern, telecommunications service subscriptions and purchasing history information of over 400 million Chinese consumers. This database is a key component of our business strategy in the telecom industry and our recent expansion into non-telecom areas such as the automobile, cable, financial services, retail and utility industries. The initial data was collected from our predecessor company’s 70 million paging subscribers. We received additional consumer profiles through strategic partners, such as China Photar Electronics Group Limited (“Photar”), a manufacturer of consumer electronics and office automation products. We continue to update and refresh our database via our normal marketing activities as well as our web searching technology developed jointly with Tsinghua University.

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

In 2010, we made strategic investment in enhancing capabilities and expanding the geographic reach of our call center operation to three provinces to round up our interactive marketing services portfolio to provide nationwide coverage. Meanwhile, we continued to outsource part of our telemarketing services to other vendors, which are also tasked with updating the database. Direct marketing is conducted through targeted mailings and focus groups, and marketing through Mobile VAS is primarily conducted through short messaging service (SMS), WAP, MMS and mobile internet.

Within our data mining services segment, we also offer telecommunications carriers a vast range of Mobile VAS. Unlike our competitors who use telecommunications carriers’ networks simply as a distribution channel or a virtual MVAS operator, we create and manage Mobile VAS for the telecommunications carriers to offer to their customers under their own brands. We would typically charge telecommunications carriers a onetime fee for each data mining project based on estimated costs plus profits. For data marketing, we would charge the telecommunications carrier on a per target customer basis for promoting the products and services to the prospective customer and also receive a fee for each prospective customer who buys a product or service. For example with respect to a ring tone or music download subscription, we would charge the telecommunications carrier a marketing fee on a per prospect basis, and when the prospective customer becomes a subscriber, we would receive a commission for each download. In addition, we may enter into revenue sharing arrangements with the telecommunications carrier which would typically be on a one to three year term with automatic renewal annually. In most of the arrangements, we provide the hardware and software systems for an application such as magic call or missed call. Once a user is converted to become a service subscriber, we would receive a one-time success fee that ranges from 10 to 15 RMB per user plus a percentage of recurring monthly revenues of approximately 10 to 15% of the total monthly fees.

Our Mobile Value Added Services offerings include:

114 Outsourcing	Provides a comprehensive 114 directory assistance service with enhanced features and superior service quality

Stock Market Assistant	Provides a comprehensive stock market information and trading assistance, through short message service (SMS) and live customer service representatives

Weekly Billing Reminder	Provides comprehensive billing information through short message service (SMS) daily, weekly or monthly on demand or as scheduled

Virtual Operation Platform	Offers technologies that help mobile and content companies provide information and entertainment services to their subscribers

One Card with Multi-numbers	Enables subscribers to apply for multiple telephone numbers with a single subscriber identity module (SIM) card

Coloring Ring back Tone	Enables subscribers to use various ring tones

Coloring Echo Background Tone	Enables telecommunications subscribers to choose and/or change background sounds during the course of a phone call

Magic Call	Enables the caller to change their voice; conceals the originating caller's telephone number

Short Message Multilevel Transmit	Sends promotional messages to subscribers who are likely to forward the messages to other users; subscribers earn incentives through this service

Short Message Signature	Enables subscribers to use individualized signatures when using short message service (SMS)

2-dimensional Barcode	Enables subscribers to purchase and receive electronic tickets and receive incentives through mobile devices

Voice Blog	Enables subscribers to leave a voice-based message and subsequently search content through a mobile device

Growth Strategy

Drive Organic Growth and Invest in R&D – Jingwei aims to drive continued growth of its data mining and software services businesses by investing in new products and services as well as by expanding its geographic reach to provide enhanced, high quality services to its customers

Capitalize on Attractive High Growth Segments – Jingwei is focused on leveraging its data mining, interactive marketing and software services capabilities to capitalize on several high growth segments including: (1) the rapid growth of mobile value-added services, mobile Internet marketing and the wide adoption of e-Commerce applications driven by the rollout of 3G in 2009; (2) the transformation of the telecommunications and the cable TV industries through the 3-Network Convergence program that started in 2010; and (3) the commitment by the central government to spend up to $150 billion to upgrade the smart grid network in China over the next 10 years.

3G and Mobile Internet Related Growth Opportunities – Riding on the rollout of 3G in China in 2009, Jingwei continues to invest in new MVAS applications and software tools to leverage its interactive marketing platform and to capitalize on strong growth of mobile internet applications and of the consumer market in China.  Based on its vision that web-enabled mobile marketing will become the norm of e-Commerce in China, Jingwei broadened its MVAS portfolio with the acquisition of intangible assets from Newway Technology in the third quarter of 2009.  As a result of this acquisition, Jingwei strengthened its MVAS solutions and opened up additional channels to leverage its consumer database to cross sell bundled mobile solutions to consumers through resellers and carriers.  Evolving mobile markets, which have been influenced by full 3G deployment, have provided additional mobile marketing opportunities for Jingwei. China’s top carriers are competing fiercely for new 3G users, which benefits Jingwei’s Data Mining segment. To promote the adoption of 3G products and services, carriers have outsourced to Jingwei the process of signing up new 3G subscribers, upgrading existing users from 2G to 3G, and selling mobile devices bundled with certain service plans. Using its database and advanced data mining technology, Jingwei can efficiently target potential clients and subscribers. Jingwei typically receives an upfront payment for each 3G subscriber signed up plus a percentage of monthly user billing over the course of a 1 to 2 year contract. Jingwei performs interactive marketing, mobile application stores and other software services through its call centers.

o
Interactive Marketing – Jingwei developed a web-enabled interactive marketing platform that leverages the Company’s unparalleled consumer database and national ISP license to generate sales leads and provide clients with a complete range of quote-to-cash offerings, including: (1) targeted outbound sales campaigns via multi-media delivery channels, (2) pre-sales support, (3) order fulfillment, and (4) post-sale customer care services at call centers. Jingwei’s integrated interactive marketing offering helps telecommunications carriers sign up new 3G subscribers, while also upgrading existing users to create higher average revenue per user (“ARPU”). The Company also provides business intelligence and operational platforms to help clients retain customers prior to contract expiration, which leads to a continuation of recurring revenue to both Jingwei and its clients. Currently the Company has deployed interactive marketing call centers in three provinces to serve mobile operators. Jingwei envisions expanding its call center network to as many as 10 provinces in 2011 to support growing demand from regional operators, and will pursue opportunities to grow into new verticals such as financial services, securities and retail. Interactive marketing clients typically compensate Jingwei through a recurring revenue sharing model, reflecting the Company’s role as sales and services partner.

o
Mobile application stores – Increased bandwidth associated with 3G technology has created greater demand for mobile phone applications in China.  Leveraging its strong industry relationships, Jingwei has been awarded contracts to build mobile application stores in cooperation with a leading telecom equipment vendor for two major mobile operators. This is a high growth market and Jingwei expects mobile application stores to be widely adopted by business enterprises and consumers. Jingwei’s first pilot system was deployed in Sichuan province for China Telecom in March 2010 with very favorable results. In addition to providing the full software capabilities, Jingwei also plans to collaborate with the operators to develop joint marketing initiatives to attract apps to the stores and increase downloads by end-users. Jingwei receives upfront fees to develop the platforms and envisions the possibility of future revenue sharing agreement to help the operators attract apps to the store and increase downloads by end-users.

Fig. 3) Screenshot of Jingwei App store pilot

o
Other Software Services – On the Software Services side of the business, the nationwide rollout of 3G in China in 2009 requires new application solutions to support recently deployed infrastructure. Jingwei is well positioned to deliver major application services to help operators transition to this new framework.

3-Network Convergence – With the introduction of China’s 3-Network Convergence project in 2010, similar to the “Triple Play” transformation of the telecommunications, cable TV and Internet networks in the US several years ago, carriers have budgeted major spending programs on software services to upgrade their support systems to introduce new services and sign up subscribers. A compelling opportunity for Jingwei is the recent deployment of IPTV/DTV (Internet Protocol TV / Digital TV) services by the telecommunications and cable operators. Jingwei has already secured contracts to provide billing and BSS software for a major telecommunications carrier in 23 of China’s 31 mainland provinces. The Company also has secured a contract to support DTV rollout for a Cable TV operator. In addition to these software services, Jingwei can help clients compete for new IPTV/DTV customers by utilizing its data mining and interactive marketing competencies.

Fig. 2) 3-Network Convergence opptys.

Smart Grid Related Software Services – The Chinese government committed to upgrade the country’s entire power network in the Intelligent Power Networks improvement program announced in May 2009. This program involves a significant investment estimated at roughly $150 billion over the next ten years. Major spending will be made by energy companies on software services to make technical modifications. Jingwei expects to continue to be a major player in providing software services and systems integration solutions to the power sector by leveraging our history of technical competence and software expertise in these areas.

Select M&A to capitalize on the above opportunities - Jingwei will consider disciplined M&A, where appropriate, to accelerate profitable growth and to increase competitive advantages in the market, with an emphasis on the following areas:

New Verticals – Jingwei is evaluating expansion, through organic and/or external means, to reach into non-telecommunications sectors to diversify and grow its customer base. The Company initially is targeting consumer-focused segments such as the financial, retail, real estate and education sectors. On a similar note the Company aims to acquire more consumer data from different industries.

New Geographies – Jingwei is pursuing geographic expansion of its interactive marketing infrastructure and web-enabled call center network, through organic and/or external means, from its current presence in three provinces.

New Capabilities – Jingwei intends to better position its current offerings by adding capabilities to address the large smart grid spending opportunity and to strengthen our consumer interactive marketing expertise, among other areas.

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

The principal competitive factors in our markets include

☐	ability to provide products and services that are innovative and attractive to customers and their end-users;

☐	service functionality, quality and performance;

☐	customer service and support;

☐	pricing;

☐	establishment of a significant customer base; and

☐	ability to introduce new products and services to the market in a timely manner.

Sales and Marketing

Our sales and marketing strategy has focused primarily on the telecom and power sectors. Historically and in 2010, our top five end-customers – with four from the telecom sector and one from the power sector – accounted for over 55% of our total revenues. These top five customers include China Mobile, China Telecom, China Unicom, Huawei Technologies and the State Grid Corporation of China.  In addition to continuing to grow our presence in the telecommunications sector, we plan to focus on the cable, financial services, and utility industries for further expansion. Our sales and marketing organization is structured into four strategic groups: (i) major account sales; (ii) branch sales; (iii) marketing; and (iv) customer service.

Major Account Sales The major account sales group, with 10 account managers and support engineers, focuses its efforts on companies having a national presence. The major account sales group currently manages China Mobile, China Unicom and Huawei.

Branch Sales The major account sales group is supported by our 20 strategically-located regional sales offices, allowing effective servicing of customers on a local basis. Each regional sales office is self-sufficient with a sales, engineering and support staff.

Marketing The marketing department focuses on strategic partner development, market analysis and strategy and product development planning, in addition to the promotion of our brand, products and services. We also utilize an established reseller network to assist in the marketing of our data mining services. Through our partners program, in 2010, we have also been able to market our billing and OSS software solutions to telecom carriers in overseas countries including Africa, Middle East and Asia.

Customer Service Due to the importance of our products and services to our customers’ daily back office operations, we place a significant emphasis on customer service activities. Customer service is handled on a local level by support engineers and on a national level by research and development specialists. We also maintain telephone and e-mail support for general product and service support.

The typical sales cycle for both software and data mining services is between two and six months. For software installations, we charge a one-time license fee, which can range from $50,000 to $500,000 per installation, and an annual maintenance fee equivalent to 10-15% of the initial amount, creating a recurring revenue stream. Data mining services are sold on a project by project basis and we share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Based on historical trends, management estimates that approximately 70%, 25% and 5% of our annual revenues would be derived from license fees, revenue sharing agreements and maintenance fees, respectively.

Regulatory Matters

The Chinese telecommunications industry, in which most of our customers operate, is subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government’s budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by the MIIT and other ministries and government departments.

In September 2000, China published the Regulations of the People’s Republic of China on Telecommunications, or the Telecommunications Regulations. The Telecommunications Regulations were the first comprehensive set of regulations governing the conduct of telecommunications businesses in China. In particular, the Telecommunications Regulations set out in clear terms the framework for operational licensing, network interconnection, the setting of telecommunications charges and standards of telecommunications services in China. In the same month, China’s State Council approved the Administrative Measures on Internet Information Services, which provide for control and censoring of information on the Internet.

In December 2001, the Ministry of Information Industry, or MII, which was reorganized as the MIIT in June 2008, promulgated the Administrative Measures for Telecommunications Business Operating Licenses, as amended. This regulation provides for two types of telecommunications operating licenses for carriers in the PRC, namely licenses for basic services and licenses for value-added services. In February 2003, the MII issued a new classification of basic and value-added telecommunications services. The revised classification maintains the general distinction between basic telecommunications services, or BTS, and value-added telecommunications services, or VATS, and attempts to define the scope of each service. In particular, the 2003 classification delineated the differences between “Type 1” and “Type 2” value-added services. Type 1 includes online data and transaction processing, domestic multi-party communications services, domestic Internet VPN services and Internet data center services. Type 2 covers storage and retransmission (email, voice mail, facsimile), call centers, Internet access and information services.

Under regulations introduced in December of 2001, qualified foreign investors are permitted to invest in certain sectors of China’s telecommunications industry through Sino-foreign joint ventures, including Type 2 VATS providers, although there have been few reported investments of this nature to date. These regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, or the Provisions, were the result of China’s accession to the World Trade Organization. Under these provisions, certain qualifying foreign investors are permitted to own up to 49% of basic telecommunications businesses in China, and up to 50% of value-added telecommunications services businesses (which include Internet service providers and Internet content providers) and wireless paging businesses.

Despite the introduction of the provisions in 2001, PRC regulations still restrict most direct foreign ownership of VATS businesses in the PRC. We are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our limited VATS Type 2 business activities. In order to comply with these restrictions, we entered into a series of contractual arrangements with Jingwei Communications, to allow us to exercise significant rights over the business operations of Jingwei Communications and its subsidiaries (VIEs), and to conducting value-added telecommunications services business in the PRC. The VIEs receive any revenue we generate in the VATS business. We do not have any equity interest in the VIEs but instead have the right to enjoy economic benefits similar to equity ownership, through our contractual arrangements with the VIEs and their respective shareholders.

In addition, in anticipation of China’s developing 3G telecommunications systems, in May 2008, MIIT, the Ministry of Finance, and the National Development and Reform Commission, or NDRC, jointly issued a notice, known as “The Announcement on Deepening the Reform of the Structure of the Telecommunications Sector,” which mandates further reforms to China’s telecommunications system. The regulatory authorities indicated that additional policies and measures to encourage innovation and to strengthen supervision of the telecommunications industry would be promulgated.

Employees

As of December 31, 2010 Jingwei had 386 employees, including 19 in management, 126 in research and development, 66 in sales and marketing and 17 in administrative/sales support. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good.

Intellectual Property

Currently, we offer 37 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information, Shanghai Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 30 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we received a certificate with respect to our protected intellectual property in such software. We then license the software to our customers for a usage fee. We presently do not have any registered trademarks. In addition we have received certificates with respect to two registered copyrights.

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

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile, China Telecom and China Unicom which are our major customers who have been customers for many years. We work with and through business partners to operate under exclusive software licensing and revenue sharing arrangements with China Mobile and China Unicom. Currently, China Mobile, China Telecom and China Unicom are the only mobile telecommunications service providers in China that have platforms for Mobile Value Added Services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. Each of these carriers retain the ability to renegotiate the terms of the agreement with the Company, either pursuant to the ability to terminate the existing agreement in favor of a new agreement or by means of the amendment provisions of such agreements. Such opportunities for expansion of services provided to such customers are not specifically contemplated by the terms of the current software license agreements. If neither of them is willing to continue to cooperate and negotiate with us upon expiration, we may not be able to conduct our existing Mobile Value Added Services business. In 2010, approximately 63% of our revenues were derived from top five end customers. The loss, cancellation, deferral or renegotiation of any large agreements with telecommunications carriers or other major customers could have a material adverse effect on our profitability.

In addition, if either of these major carriers decides to change its content or transmission fees or its share of revenues, or does not comply with the terms and conditions of our agreements with them, our revenues and profitability could also be materially adversely affected.

Our financial condition and results of operations may be materially affected by the changes in policies or guidelines of the telecommunications carriers.

The telecommunications carriers in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all Mobile Value-Added Services providers using their platforms. Due to our reliance on the munications carriers, a significant change in their policies or guidelines may have a material adverse effect on us. Such change in policies or guidelines may result in lower revenue or additional operating costs for us, and as such, we cannot assure you that our financial condition and results of operations will not be materially adversely affected by any such policy or guideline change.

Our customers are concentrated in a limited number of industries and a slowdown in these industries could have an adverse effect on our business.

Our customers are concentrated primarily in the telecommunications, media and technology industries, and to a lesser extent, the automobile, financial services, retail and utility industries, where the current trend is to outsource certain customer relationship management and value-added services. Our ability to generate revenue depends on continuous demand for our services in these industries. An economic downturn, or a slowdown or reversal of the tendency in any of these industries to rely on outsourcing could have a material adverse effect on our business, results of operations or financial condition.

The long and variable sales cycles for our software services can cause our revenues and operating results to vary significantly from period to period.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. A customer’s decision to purchase our software services involves a significant commitment of its resources and extended evaluation. As a result, our sales cycles tend to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our software services. A large part of the contract amount of our projects sometimes relates to hardware procurement. Since we recognize most of the revenues relating to hardware at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

The markets in which we operate are highly competitive and fragmented and we may not be able to maintain market share.

We operate in highly competitive markets and expect competition to persist and intensify in the future. Our competitors are mainly leaders in the software and data mining services markets, such as AsiaInfo-Linkage Inc., Lian Chuang, Neusoft and Digital China and NCR Corp. Our competitors also include small firms offering specific applications, divisions of large entities and other large independent firms. We face the risk that new competitors with greater resources than us will enter our markets.

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

Rick Luk, Chief Executive Officer, George Du, President, General Manager and Chairman, and Yong Xu, Chief Financial Officer, are essential to our ability to continue to grow our business. Messrs. Luk, Du and Xu have established relationships within the industries in which we operate. If either of them were to leave the Company, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

Our operations in China and in other Asian countries are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

☐	legal uncertainties or unanticipated changes regarding regulatory requirements, political instability, liability, export and import restrictions, tariffs and other trade barriers;

☐	longer customer payment cycles and greater difficulties in collecting accounts receivable;

☐	uncertainties of laws and enforcement relating to the protection of intellectual property; and

☐	potentially uncertain or adverse tax consequences.

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

To date, we have 30 patents issued by the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will issue, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

Increases in wages for sales and marketing, research and development, and management personnel will increase our net cash outflow, and our gross margin and profit margin may decline.

In recent years, with the rapidly rising property prices and steady increase in CPI, China’s telecommunications and software industry are constantly under pressure to increase wages to retain and attract high quality staff. In 2011, wages may continue to increase at faster rates.

Wage increases will increase our cost of our products and services of the same quality and increase our cost of operations. As a result, our gross margin and profit margin may decline. In the long term, unless offset by increases in efficiency and productivity of our work force, wage increases may also result in increased prices for our solutions and services, making us potentially less competitive. Increases in wages, including an increase in the cash component of our compensation expenses, will increase our net cash outflow and our gross margin and profit margin may decline.

We are exposed to certain tax risks in China under the new Enterprise Income Tax Law of the PRC, or the EIT Law.

The EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including foreign invested enterprises, or FIEs. However, certain of our subsidiaries in China are likely to continue to enjoy preferential tax rate as they have been qualified as a Key Software Enterprise or a High and New Technology Enterprise, or HNTE, under the EIT Law. The qualification of our subsidiaries as a Key Software Enterprise or HNTE and the preferential tax rate enjoyed or to be enjoyed by them in relation with such qualification may be challenged, revoked or rejected by tax authority in the future, which would have a material adverse effect on our future financial condition and results of operations.

We may undertake acquisitions, investments or other strategic alliances, which could have a material adverse effect on our ability to manage our business. In addition, such undertakings may not be successful.

Our strategy includes plans to grow both organically and through acquisitions. We may not be able, however, to identify suitable future acquisition candidates or alliance partners. Even if we identify suitable candidates or partners, we may be unable to complete an acquisition or alliance on terms commercially acceptable to us. If we fail to identify appropriate candidates or partners, or complete desired acquisitions, we may not be able to implement our strategies effectively or efficiently.

In addition, our ability to successfully integrate acquired companies and their operations may be adversely affected by a number of factors. These factors include:

•	diversion of management’s attention;
•	difficulties in retaining customers of the acquired companies;
•	difficulties in retaining personnel of the acquired companies;
•	entry into unfamiliar markets;
•	unanticipated problems or legal liabilities; and
•	tax and accounting issues.

If we fail to integrate acquired companies efficiently, our earnings, revenues growth and business could be negatively affected. Furthermore, the acquired companies may not perform to our expectations for various reasons, including the loss of key customers and personnel. If we are not able to realize the benefits envisioned for such acquisitions or other strategic alliances, our overall profitability and growth plans may be adversely affected.

Asset impairment reviews may result in future write-downs.

Our accounting policies require us, among other things, to conduct annual reviews of goodwill, and to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions as well as intangible asset acquisition from Newway, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

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

We and our customers are subject to regulations related to privacy and data use security in the PRC, and could be negatively impacted by these regulations. Our data mining services depend in large part on the use of consumer information obtained from former customers of Shenzhen Yulong Communications and various third-party sources. Regulation of privacy and data use and security in the PRC may increase the costs relating to our business. Any additional regulations in these areas may also increase our costs to comply with such regulations and could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business.

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

We are deemed to be foreign persons or foreign-funded enterprises under PRC laws, and cannot directly invest in companies operating in the telecommunications industry. Therefore, we operate our businesses in China through Jingwei Communications, an operating company that is owned by PRC citizens and not by us. We control Jingwei Communications through a series of contractual arrangements. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. In the opinion of Guang Dong Jindi Law Office, our PRC legal counsel, our current ownership structure and the contractual arrangements comply with all existing applicable PRC laws, rules and regulations. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly-owned subsidiaries or Jingwei Communications, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

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

The contractual agreements between Jingwei Hengtong and Jingwei Communications may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

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

Investors may not be able to enforce judgments entered by United States courts against certain of our officers and directors.

We are incorporated in the State of Nevada. However, all of our directors, executive officers and principal stockholders live outside of the U.S., principally in China and Hong Kong. As a result, you may not be able to effect service of process upon those persons within the U.S., or enforce against those persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the U.S.

Risks Related to the Common Stock

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

Techniques employed by manipulative short sellers in Chinese stocks may drive down the market price of our common stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

ITEM 1B UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

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

ITEM 4. REMOVED AND RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our common stock price is traded on the NASDAQ Global Market under the symbol “JNGW”. The high and low sales price per share of our common stock as reported on the consolidated reporting system are set forth below for the periods indicated..

Year Ended December 31, 2010	High	Low

First Quarter	$5.00	1.99
Second Quarter	6.93	4.10
Third Quarter	6.01	3.91
Fourth Quarter	4.96	3.65

Year Ended December 31, 2009	High	Low

First Quarter	$1.36	0.40
Second Quarter	1.10	0.55
Third Quarter	1.65	0.80
Fourth Quarter	2.70	1.65

Holders

As of December 31, 2010, there were approximately 342 stockholders of record of our common stock, par value $0.001 per share.

Dividends

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business. The payment of any dividends in the future will be at the sole discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company’s equity compensation plans, including individual compensation arrangements, in effect as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options	Weighted - average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	784,950	$3.22	1,050
Total	784,950	$3.22	1,050

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

 The following table summarizes our consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth elsewhere in this annual report.

	For the years ended
	December 31,
	2010	2009
	(in thousands)

Software Services	$19,737	$10,807
Data Mining	17,904	19,452
Total Revenues	$37,641	$30,259
% Growth	24%	9%
Gross Profit	$18,164	$11,261
% Margin	48%	37%
Income from operations	$9,076	$6,247
% Margin	24%	21%
Net Income	$9,884	$5,968
% Margin	26%	20%
Cash and Cash Equivalents	$7,519	$10,239
Net Working Capital	$43,737	$31,968
Total Assets	$76,188	$60,062
Stockholders' Equity	$59,347	$44,260
Capital Expenditures	$826	$4,078

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We are one of the leading providers of data mining, interactive marketing and software services in the PRC. We have established multiple anchor customers in both the Telecom & Power sectors with long-term relationships since 2001. This relationship is expected to continue and further strengthen in 2011 as result of our technical competency and services leadership which continued to bring high value to the business of these customers. We offer a rich portfolio of business intelligence and interactive marketing services powered by a proprietary database with more than 400 million consumer profiles and a complementary set of Data Mining and Business Intelligence tools to enable customers to reach their targeted Chinese consumers. Services include market segmentation, customer churn, fraud detection, trend analysis, self-service reporting, database marketing, contact center services, mobile value-added services (MVAS) and multi-media, multi-channel advertising. In 2010, we further strengthened our position in the mobile internet marketing  space by leveraging our core competencies to partner with the telecommunications carriers to design, build and operate multiple mobile value-added services platforms including the industry renowned “mobile application store” to capitalize on the burgeoning growth in the use of mobile, internet and mobile commerce applications in China. With the deployment of our “mobile application store” platform at China Telecom and the pilot platform in China Unicom, several provincial operators have expressed interest to partner with us, to leverage our core competences in data mining and interactive marketing to help them operate the stores on partnership and revenue sharing basis for mutual benefits. This will be a strategic growth initiative for the Company in 2011.

Our services assist customers in improving product development and marketing effectiveness, increase operational efficiency and profitability, helps identify new market trends, target audiences and opportunities, delivers effective marketing messages to targeted consumers and provides interactive, proactive and personalized marketing and advertising for optimal results. While our traditional business had been on data mining, data marketing and software services, we have sharpened our focus in 2010 to further develop our interactive marketing platform and integrated mobile value added service platforms with targeted outbound sales campaigns via mobile phone advertising and value added services, as well as customer service/order fulfillment using online stores and at call centers throughout the country.

Along-with our core data mining and interactive marketing services segment, we also operate a software services business, with proven leadership in quality billing, Business Intelligence, Provisioning Support, Decision Support, Operations Support and Customer Relationship Management software applications, primarily for China’s leading telecommunication services carriers. The software services business also strengthens sales opportunities for our high margin interactive marketing and data mining platform, and allows us to enhance our customer database.  In 2010, we have achieved leadership position in the deployment of billing and OSS solutions to support IPTV rollout for China Telecom in 23 out of the country’s 31 provinces. And, through our channel partners, we have also deployed our billing and OSS solution for telecom carriers in overseas countries including Africa, Middle East and Asia.

Currently, we offer 36 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 30 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we receive a certificate with respect to protected intellectual property in such software; we then license the software to the customers for a usage fee as well as an optional annual maintenance fee after the standard warranty period. Our software services streamline back-office operations for the customers, enable accurate billing and provisioning, improve business operational efficiency, as well as enable intimate and personalized relationship management for their end-customers.

In the data mining segment, we presently own and manage a database containing detailed biographical, demographic and purchasing information on over 400 million Chinese consumers and a selected group of SMEs. We believe our database is one of the largest in China, and that it would be difficult for competitors to duplicate. The breadth of our database affords us the ability to conduct a wide range of interactive marketing and data mining processes. Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and mobile text and interactive advertising. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Within our data mining services operations, we also offer carriers a vast range of MVAS. Unlike our competitors who mainly use carriers’ networks simply as a distribution channel, we work with  telecommunications carriers to design, build, operate and manage MVAS platforms jointly with them to offer to their customers under their own brands; based on which we have a share of the revenue derived from the services provided to their customers

The primary geographic focus of our operations is in China, with presence in more than 20 cities, where we derive most of our revenues. We conduct our business operations through Jingwei Hengtong, a wholly-owned subsidiary company of Jingwei International that became the primary beneficiary of Jingwei Communication via various contractual agreements. Both companies are registered in China.

Our future plans are to stay sharply focused to capitalize on the favorable industry trends to grow our business.  The following table summarizes the industry drivers that will continue to fuel our growth; and by leveraging our core competence and the multiple long term relationships with our clients in the telecommunications and power sectors, we are confident of our unique and competitive position to benefit from the significant growth waves unfolding in China.

The following is a summary of the industry drivers that will continue to fuel our growth:

HOW THE COMPANY GENERATES REVENUE

We derive our revenues from the two business segments we operate in China, i.e., data mining and software services. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Our services are sold both on project by project basis and on service agreement basis based on which we derive our revenue in several ways depending on contract agreement with the customers: (a) a contracted project development and implementation fee for the project; (b) a licensing fee an annual maintenance for the use of our software; (c) an agreed share of the revenues with the service provider derived either from consumer purchases resulting from our database marketing and promotion activities, or from revenue generated from the service platform we design, develop and in some cases, operate for the carriers, and (d) a combination of (a), (b)and (c) above.

We work with business partners and operate under exclusive software licensing and revenue sharing agreements with China Telecom in 16 provinces, China Unicom in 27 provinces and China Mobile in 6 provinces.

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

For example, within our data mining services operations, we help telecommunications carriers to acquire 3G service subscribers, as well as sign up users for highly profitable mobile value added services, some of which were developed by us.  Fees are charged to a subscriber’s monthly bill. Telecommunications carriers typically charge a predetermined percentage of this fee and remit the remainder to the service provider like us. For advanced services, revenue sharing varies among products and services offered.

Our software services include a broad range of data mining, business intelligence, billing, provisioning support, decision support, operations support and customer relationship management systems, primarily for China’s leading telecommunications carriers, systems vendors and the State Grid Corporation of China. By leveraging our strong relationships with these customers and business partners, we have been effective at cross-selling our comprehensive high margin data mining and interactive marketing services, both directly and indirectly to a wide spectrum of customer base through these service providers, thereby also allows us to refresh, enhance and update our customer database for other opportunities.

Our software and data mining products and services assist customers in improving operational efficiency and identifying new market opportunities, trends and target audiences. Once identified, we assist in the promotion and marketing of new product and service offerings directly to end-users on behalf of our customers through a combination of mobile value -added Services and interactive marketing campaigns through multi-media channels including mobile Internet marketing solutions.

Our products and services are sold by our sales and marketing organization, as well as an established reseller network in China including Hong Kong SAR. Our reseller networks consist of systems integration houses and telecom carriers where Jingwei’s products and services are sold as part of their systems solution package for their customers. We also contract other third parties as resellers to sell our software and mobile value added services. For software, we typically provide our resellers with a fixed cost and the resellers would sell the system with their own margins. For mobile value added services, we would pay a percentage from our revenue as commissions, which are typically between 10% and 15%. All other products and services are sold through our direct sales. Data mining services are sold on a project by project basis. In addition to one time fees, we share future revenue streams from consumer purchases, as a result of our marketing and promotion activities.

Developments in 2010

2010 has been a trying year for Jingwei to achieve an aggressive growth target for the year following a period of slow to moderate growth in prior years. Although the year has been filled with challenges, we were able to keep the right focus and achieve strong growth momentum to finish the year with a 24% growth in revenue and 56% growth in net income; which was in line with the guidance we provided to the investment community at the end of 2009.

During the year, the Company has achieved several significant milestones that are critical for the future growth of our business:

●
Strategic Entry into Mobile Internet Marketing – Secured major contracts to be the vendor of choice to develop and deploy industry renowned “mobile application store” platforms for two of the three telecommunications carriers in China, with the first system deployed in Sichuan for China Telecom in the second quarter of 2010, and a pilot system deployed for China Unicom in Shanghai in the third quarter of 2010. With the deployment of these platforms, we are in discussion with several regional operators to help them operate the store under a revenue sharing model, similar to the model used with interactive marketing. To the operators, our value is to help them offer targeted service packaging, by getting the right applications to the right consumers at the right time; and we can also help the stores market their applications to targeted consumers to effectively increase the number of downloads for mutual benefits.

●
Capitalized on the nation’s 3-Network Convergence program and achieved leadership position in deployment of billing and OSS software solutions to support IPTV in 23 of the country’s 31 provinces for China Telecom. And, building on our successes, we have also deployed similar products for telecom carriers in overseas countries including Africa, Middle East and Asia. This year, we expect the program for DTV rollout for cable operators will accelerate and that there will be continuing demand for our solutions in both the telecom and cable TV sectors in China as well as for countries outside China.

●
Strategic win in data mining and interactive marketing sector – secured and signed framework agreement with Zhejiang China Unicom in the fourth quarter to partner with them to design, develop and operate an integrated platform to leverage Jingwei’s core competences to support their mobile society channel and marketing initiatives to effectively and profitably support the greater than 80,000 channel depots in the province on “revenue sharing” basis. We expect a commercial launch of this service in the first quarter of 2011, followed by similar requirement from other provincial subsidiaries.

●
Merger and Acquisition to broaden our service portfolio and extend geographic coverage in data mining and mobile VAS - on November 9, 2010, the Company, through its wholly-owned subsidiary Xinguochuang, completed the acquisition of 100% equity interest of Haicom, a corporation registered in Shanghai, China that provides Internet and mobile value added service platforms to telecommunication carriers in more than ten provinces. This transaction is an important step in our effort to strengthen our 3G related mobile value-added service product portfolios, as well as expand business developments with a dozen strategically important regional subsidiaries of China Unicom and China Telecom.

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

i.           Software and system services

Subject to these criteria and in accordance with ASC 985 Software Revenue Recognition, the Company generally recognizes revenue from software and system services when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price pursuant to the percentage-of completion method of accounting, and d) evidence of customers’ acceptance of milestone achievement. The Company’s software and system services sale arrangements do not have multiple deliverables.

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

The Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). During the years ended December 31, 2010 and 2009, the Company has recognized a large amount sales order of handsets with customized mobile VAS software built-in on a gross basis, as the Company acts as the primary obligor in the arrangement, has latitude in establishing price and physically changes products in most cases, the Company recognized all revenue from these sales of bundled mobile product on a gross basis, based on EITF No.99-19. The sale of bundled mobile product is classified as data mining service for the years ended December 31, 2010 and 2009.

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

Based on the above assessment, the Company established the general provisioning policy to make the allowance for doubtful accounts according to the aging of trade and other receivables as follows:

Trade and other receivables due:
Within one year	0.3%
After one year but within two years	5.0%
After two years but within three years	20.0%
Over three years	100.0%

Additional specific provisions are made against trade and other receivables aged for more than one year to the extent which they are considered to be doubtful.

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

The exchange rates adopted are as follows:
	2010	2009
Year end RMB exchange rate	6.61	6.84
Average yearly RMB exchange rate	6.78	6.84

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation

There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

Stock-Based Compensation

The Company adopted ASC 718 Stock Compensation, effective on January 1, 2006. We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions about the future. Estimation of these equity instruments’ fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Where such historical information is not available, we applied the “Simplified Method” in accordance with ASC 718-10-S99-1 in valuation of all our options, which are granted at-the-money, nontransferable and nonhedgeable, and vest based upon a service condition alone. For stock options and common stock warrants issued to non-employees, they are measured as of the date required by ASC 505-50 Equity-Based Payments to Non-Employees.

Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired.

Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill.

The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in 2010.

Recently enacted accounting standards

The Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation—Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements.

The FASB has issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also required additional disclosures concerning an enterprise’s continuing involvement with VIEs. ASU 2009-17 is effective at the start of the Company’s first fiscal year beginning after November 15, 2009. The adoption had no effect on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

In December 2010, FASB issued revised guidance on “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The revised guidance specifies that an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the revised guidance should be included in earnings as required by Section 350-20-35. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Form Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In 2010, except for the above ASUs, FASB issued several ASUs - ASU 2010-1 through ASU 2010-29, which are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

Net Revenues
	Years Ended December 31
	2010		2009
	(In thounsands, except percentage)
Net Revenues		% of Net Revenue		% of Net Revenue	% of Change YOY

Data mining	17,904	48%	19,452	64%	-8%

Software	19,737	52%	10,807	36%	83%

Total Net Revenues	37,641	100%	30,259	100%	24%

Our total net revenue increased 24% year over year to $37.6 million in 2010 from $30.3 million in 2009, primarily driven by continuous robust demand for our software and system integration solutions in the telecommunications and power sectors, which increased 83% to $19.8 million in 2010, from $10.8 million in 2009. Revenues from data mining, on the other hand, decreased 8% to $17.9 million in 2010, from $19.5 million in 2009, primarily due to the prolonged delay in signing two major contracts with provincial subsidiaries of China Unicom, to provide value-added data mining and interactive marketing services to support their regional society channel program and their regional mobile application stores.

Cost of Sales
	Years Ended December 31
	2010		2009
	(In thousands, except percentage)
Cost of Sales		% of Cost of sales		% of Cost of sales	% of Change YOY

Data mining	10,561	54%	12,494	66%	-15%

Software	8,916	46%	6,504	34%	37%

Total	19,477	100%	18,998	100%	3%

Our total cost of sales increased 3% to $19.5 million in 2010 from $19.0 million in 2009, primarily driven by surge in demand for our software and system integration solutions, and amortization of acquired intangible assets related to Newway acquisition, offset by improvement in product mixes such as high-margin off-the-shelf software products. The cost of sales from data mining decreased to $10.6 million in 2010 from $12.5 million in 2009, which was in line with the 8% decline in sales from 2009.

Gross profit margin

	Years Ended December 31
	2010	2009
Gross profit margins:
Data Mining	41%	36%
Software Services	55%	40%
Overall	48%	37%

Our overall gross profit margin was 48% in 2010, up 11% as compared to 37% in 2009. The margin improvement was mainly due to the increase in software sales, as the Company continued to deploy off-the-shelf software products to meet new demands from the 3-Network Convergence project and from incremental sales to selected overseas countries through our strategic partner.

Operating Expenses

	Years Ended December 31
	2010		2009
	(In thousands, except percentage)
Operating Expenses		% of Net Revenue		% of Net Revenue	% of Change YOY
Selling, general and admin expenses	6,673	18%	3,859	13%	73%

Research and development	2,415	6%	1,155	4%	109%

Total	9,088	24%	5,014	17%	81%

Our total operating expenses increased 81% to $9.1 million in 2010 from $5.0 million in 2009, primarily driven by our efforts in sales and marketing to open new interactive marketing opportunities with 3G service rollout, and continuous investment in research and development.

Selling, general and administrative expenses increase 73% to $6.7 million in 2010 from $3.9 million from 2009. The increase mainly consisted of a $0.6 million increase in salary and benefits, a $0.3 million increase in share-based compensation, a $0.2 million increase in travel and lodging, and a $1.2 million increase in amortization of acquired intangible assets.

Research and development expenses increased 109% to $2.4 million in 2010 from $1.2 million in 2009, mainly reflecting the emphasis we place on the research and development of products and solutions in order to strengthen our competitiveness, including a $1.0 million increase in amortization of acquired intangible assets.

Income tax expense

Based on our current operating structure and preferential tax treatments available to us in China, for the year ended December 31, 2010, the Company recognized an income tax expense of $0.1 million representing an effective income tax rate of 1.3%, as compared to an income tax expense of $1.1 million representing an effective income tax rate of 15.9% in 2009. The low effective tax rate in current year is attributed to two factors: 1. In June 2010, Xinguochuang reversed its estimated enterprise income tax of $0.4 million recorded in 2009, upon the approval of Xinguochuang’s application for tax holiday. 2. To make the best use of Xinguochuang’s preferential tax status in the next few years, the Company started to shift a significant portion of business operations from New Yulong Software and other affiliates to Xinguochuang, resulting in a tax saving of $1.9 million in 2010. If tax benefits currently available to us in China were no longer available, our effective income tax rates for our operations could continue to rise in 2011 and thereafter.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	7,519	10,239
Working capital	43,737	31,968
Shareholder’s equity	59,347	44,260

Our capital requirements are primarily working capital requirements related to hardware sales in system integration and bundled mobile solution, as well as costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have also historically financed working capital and other financing requirements through private placements of equity securities in 2007.

As of December 31, 2010, we had $7.5 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

The following table provides detailed information about our net cash flow for the year ended December 31, 2010.

	Years Ended December 31,
	2010	2009
	(in thousands)
Net cash flows provided by operating activities	$778	$8,813
Net cash flows used in investing activities	(4,922)	(4,078)
Net cash flows used in financing activities	(93)	(190)
Effect of exchange rate changes on cash and cash equivalents	1,517	222
Net cash inflow	(2,720)	4,767

Operating activities

Net cash provided by operating activities for the year ended December 31, 2010 was $0.8 million, primarily driven by our strong net income of $9.9 million in current year, offset by $10.9 million used in accounts receivable, and $2.6 million used in inventory. As compared to the net cash provided by operating activities in 2009, the increase of $5.7 million used in accounts receivable was in line with the rapid sales growth achieved in current year, especially in software services and system integration segment.

Investing activities

For 2010, $4.9 million net cash used in investing activities was primarily attributable to $4.1 million used in the acquisition of 100% equity interest of Haicom, and $0.6 million used in purchasing property and equipments.

For 2009, $4.1 million net cash used in investing activities was primarily attributable to $3.6 million used in acquiring intangible assets from Newway Technology and $0.4 million used in purchasing property and equipments.

Financing activities

Net cash used in financing activities for the year ended December 31, 2010 was $0.1 million, as compared to the net cash of $0.2 million used in financing activities in 2009. The net cash used in financing activities in 2010 was mainly to payoff of an interest bearing loan provided by a major shareholder in prior years.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our independent registered public accounting firm’s report and our consolidated financial statements begin on page F-1.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
George (Jianguo) Du	46	Chairman, President and General Manager
Rick Luk	60	Chief Executive Officer and Director
Yong Xu	38	Chief Financial Officer
Corla Chen	40	Director
Jason Chen	45	Director
Lily Sun	32	Director

George (Jianguo) Du, Chairman, President and General Manager

Mr. Du has been President, General Manager and Chairman of the Board of Directors since the Share Exchange. Prior to the Share Exchange, Mr. Du served as Chairman of the Board of Directors at Jingwei BVI from its inception in 2001. Mr. Du began his career as an engineer at the Shanghai 710 Research Institute (the “Institute”) in 1987 and later became the youngest Deputy Director of the Institute and General Manager of one of its subsidiaries in 1991. In 1993, Mr. Du founded Shenzhen Yulong Communications with fellow researcher, Mr. Guo Deying, to provide mobile paging software systems in China. In 1999, Shenzhen Yulong Communications split into two entities: Jingwei Communication and China Wireless Technologies Limited. In December 2004, China Wireless Technologies Limited was listed on the Hong Kong Stock Exchange (ticker: 2369), and subsequently, Mr. Du became the Chairman of Jingwei Communication. Mr. Du received his B.S. in Precision Instruments from Shanghai Jiaotong University in 1987 and a special M.B.A. from the joint program conducted by Duke University and Peking University in 2004.

Rick Luk, Chief Executive Officer and Director

Mr. Luk was appointed as Chief Executive Officer and Director in October 2009. He was a former executive of AT&T, and served as President and General Manager of Shanghai Symphony Telecom (SST), a joint venture between AT&T and its local partners, from 2001 to 2004.  He has led the company from its start-up status onto a profitable growth path.  After AT&T, Rick took an extended leave to spend time with his family, before joined SinoTel Limited, an Australian VC company, as CEO in 2005. At SinoTel, Rick steered a companywide restructuring to shift its business focus on mobile value-added services, orchestrated a successful business turnaround, and helped raise funds for the company. In his early career, Rick held various senior executive positions in Compaq Computer from 1999 to 2001 and Nortel Networks from 1973 to 1999 in both North America and Asia. Mr. Luk holds a B.S.E.E. degree from the University of Michigan in Ann Arbor, USA and an MS degree from the University of Waterloo in Canada.

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

Jason Chen, Director
Mr. Chen is currently the founder and chairman of Guangdong Photar Real Estate Development Co., LTD. Prior to this, he was the founder and Chairman of the former China Photar Electronics Group Limited, a Company previously listed in the Hong Kong stock exchange (ticker: 8220).. Mr. Chen is the People’s Representative for Heyuan City in the Guangdong province. Mr. Chen received his B.A. in Chinese from Shenzhen University in 1998 and his Masters Degree in Administration Management from Shenzhen University in 2003.

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

Determination of Compensation

Our president and Chairman, CEO, CFO and head of Human Resources meet regularly during the fiscal year to evaluate the performance of each non-executive management employee and determine his or her compensation for the following year.  In the case of our executive officers, the Compensation Committee meets twice a year to evaluate the executive’s performance relative to corporate objectives and sets guidelines for executive compensation plan to insure competitiveness with the market..  The Compensation Committee will also determine whether an executive officer is eligible for incentive compensation and if it is deemed in the best interests of the Company to grant a number of stock options to the executive officer as compensation for the fiscal year.

The following table sets forth the cash and other compensation paid by us in 2010 to all our executives of the Company, who we collectively refer to as the named executive officers (“NEOs”).  No other executives received total compensation greater than $100,000 in 2010.

Summary Compensation Table

Summary Compensation of Named Executive Officers
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Options ($)(1)	All Other Awards($)	Total ($)
George (Jianguo) Du	2010	301,330	—	—	—	301,330
President, General Manager and Chairman	2009	145,000	—	—	—	145,000
	2008	145,000	—	—	—	145,000

Rick Luk	2010	118,015		114,790		232,805
Chief Executive Officer	2009	29,306		17,660		46,986

Yong Xu (2)	2010	85,866	—	90,750	—	176,616
Chief Financial Officer

Yue Feng (3)	2010	5,767				5,767
Former Acting Chief Financial Officer	2009	17,303				17,303

(1)         Represents the expense recognized by the Company in fiscal 2010, as well as in the prior fiscal years presented, for financial statement reporting purposes in accordance with FASB ASC 718, Compensation—Stock Compensation, for awards of stock options granted to the Named Executive Officers.  The amounts do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options).  No stock options were forfeited by any of the Named Executive Officers in fiscal 2010.

(2)        Yong Xu was appointed as CFO on February 23, 2010.

(3)        Yue Feng was appointed as an interim Acting CFO on June 2, 2009, and served until February 23, 2010.

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

Outstanding Equity Awards at Fiscal Year-end

The following table shows information regarding all outstanding equity awards held by the Named Executive Officers as of the end of fiscal 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Rick Luk	145,000	50,000	(1)	$1.64	September 29, 2019
Yong Xu	66,000	75,000	(2)	$2.05	February 23, 2020

(1)  Options vest in the following manner: 20,000 shares on December 31, 2009; 30,000 shares on March 31, 2010; 50,000 shares on June 30, 2010; 30,000 shares on September 30, 2010; 20,000 shares on December 31, 2010; 20,000 shares on March 31, 2011; 30,000 shares on September 30, 2011;

(2)  Options vest in the following manner: 50,000 shares on March 24, 2010; 25,000 shares on July 31, 2010; 25,000 shares on January 31, 2011; 25,000 shares on July 31, 2011; 25,000 shares on January 31, 2012

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

The Company and Mr. Luk have executed a letter agreement (the “Luk Employment Agreement”) setting forth certain terms of his employment. In accordance with the Luk Employment Agreement, Mr. Luk will receive a base salary of $117,302 (RMB 800,000) per year payable in U.S. dollars and a bonus based on the Company’s performance at the end of its fiscal year, as well as the Company’s capital market performance and success in fund raising for the relevant year.  In addition, Mr. Luk was granted an option to purchase 200,000 shares of the Company’s common stock at a per-share exercise price equal to the closing price of the Company’s common stock on September 29, 2009.  The options will expire on September 30, 2019 and will vest quarterly in two years.

If Mr. Luk’s employment is terminated for cause or misconduct, all unvested options will be cancelled.  If Mr. Luk’s employment is terminated by the Company without cause or Mr. Luk resigns after one year on good terms with the Company, vesting of all unvested shares will continue for six months and the remaining unvested shares will be cancelled.  In the event of a  change of control, all unvested options shall immediately vest prior to the change of control.  Upon the occurrence of a work-related disability or death, 100% of the options shall vest and become exercisable.  Mr. Luk has agreed not to exercise any vested options prior to October 1, 2010.

The Company and Mr. Xu have executed a letter agreement (the “Xu Employment Agreement”) setting forth certain terms of his employment. In accordance with the Xu Employment Agreement, Mr. Xu will receive a base salary of RMB 56,667 per month and an initial grant of 150,000 options to purchase common stock of the Company at an exercise price equal to $2.05 per share, the closing price on February 23, 2010 on the OTC BB.  Such options vest over a two year period, with the first 50,000 options vesting upon satisfactory completion of Mr. Xu’s first month of service, and 25,000 options vesting on each of July 31, 2010, January 31, 2010, July 31, 2010 and January 31, 2011, July 31, 2011 and January 31, 2012.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2011, certain information concerning the beneficial ownership of common stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 30, 2011, there were 20,354,209 shares of common stock outstanding.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)

George (Jianguo) Du	8,396,110		41.2%
Rick Luk	165,000	(2)	*
Yong Xu	98,401	(3)	*
Corla Chen	—		*
Jason Chen	—		*
Lily Sun	—		*
Ruizhi Cao	1,095,723		5.4%
Lin Song	1,095,722		5.4%
Guilan Wang	1,095,722		5.4%
All Directors, Executive Officers and Director Nominees, as a group (6 persons)	8,659,511		41.3%

*	Less than 1% of the outstanding common stock.
(1)	Calculated on the basis of 20,362,209 shares of our common stock outstanding as of March 11, 2011.
(2)	Includes vested options to purchase 152,958 shares of common stock
(3)	Includes vested options to purchase 91,000 shares of common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company currently has three independent directors, Corla Chen, Lily Sun and Jason Chen.

Before the completion of private placement in 2007, Mr. George Du, Chairman of the Company, from time to time had financed the operations personally. The Company currently has a loan payable to Mr. Du. An interest bearing loan (an annual interest rate of 6.75%) from stockholder Mr. Du with a payable balance of $102,381 at December 31, 2009 has been paid off in 2010, and an interest free loan from Mr. Du still has a payable balance of $262,420 and $267,081 at December 31, 2010 and 2009. The loan is unsecured and repayable on demand. Interest expenses recorded for the years ended December 31, 2010 and 2009 were $0 and $14,061 respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Board has appointed the firm of Bernstein & Pinchuk LLP as our independent registered public accounting firm to audit our consolidated financial statements in 2010 and to review our financial statements for the first quarter ending March 31, 2011 and the second quarter ending June 30, 2011. Bernstein & Pinchuk LLP has audited our financial statements since 2009.

The following discussion describes the fees billed by Bernstein & Pinchuk LLP for services rendered on our behalf during 2010 and 2009.

	2010	2009
Audit Fees	$217,094	$228,000
Audit Related Fees	5,796	20,275
Tax Fees	10,735	None
All other fees	None	None

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

3. Exhibits

Number	Description

2.1	Share Exchange Agreement, dated as of May 16, 2007 (1)

2.2	Agreement and Plan of Merger, dated May 17, 2007 (1)

3.1	Certificate of Incorporation (2)

3.2	By-laws of the Company (2)

4.1	Form of Lock-Up Agreement, dated as of May 16, 2007 (1)

4.2	Form of Warrant (1)

4.3	Registration Rights Agreement, dated as of May 16, 2007 (1)

10.1	Acquisition Agreement among Shenzhen Newway Digital S&T Co., Ltd., Shenzhen Xinguochuang Information Technology Co. Ltd. and Jingwei International Limited, dated July 31, 2009 (3)

10.2	Employment Offer Letter between the Company and Rick Luk, dated September 29, 2009 (5)

10.3	Supplemental Acquisition Agreement among Jingwei International Limited, Shenzhen Xinguochuang Information Technology Co., Ltd. and Shenzhen Newway Digital S&T Co., Ltd., dated January 22, 2010 (6)

16.1	Letter from Bernstein & Pinchuk LLP to the U.S. Securities Exchange Commission, dated September 14, 2009 (4)

21.1	List of subsidiaries, filed herewith.

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
(3) Incorporated by reference herein to the corresponding exhibit to the Current Report on Form 8-K filed on August 6, 2009.
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

JINGWEI INTERNATIONAL LIMITED

Dated: March 30 , 2011	By:	/s/ Rick H Luk
		Name:	Rick H Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30 , 2011	By:	/s/ Rick H Luk
		Name:	Rick H Luk
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 30 , 2011	By:	/s/ Yong Xu
		Name:	Yong Xu
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 30 , 2011	By:	/s/ George (Jianguo) Du
		Name:	George (Jianguo) Du
		Title:	President and Chairman

Dated: March 30 , 2011	By:	/s/ Corla Chen
		Name:	Corla Chen
		Title:	Director

Dated: March 30 , 2011	By:	/s/ Jason Chen
		Name:	Jason Chen
		Title:	Director

Dated: March 30 , 2011	By:	/s/ Lily Sun
		Name:	Lily Sun
		Title:	Director

JINGWEI INTERNATIONAL LIMITED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Jingwei International Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jingwei International Limited and Subsidiaries (together the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows (together the “consolidated financial statements”) for each of the years in the two-year period ended December 31, 2010.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP
New York, New York
March 30, 2011

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(in US dollars thousands, except share and par value)
	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$7,519	$10,239
Accounts receivable, less allowance of doubtful accounts of $2,040 and $1,266, respectively	34,558	23,457
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $134 and $176, respectively	3,610	3,219
Inventories	5,780	2,316
Deferred tax assets	413	258
Total current assets	51,880	39,489

Non-current assets
Property, plant and equipment, net	1,854	1,385
Intangible assets, net	17,448	17,451
Long-term investment	1,797	1,737
Goodwill	3,209	-
Total assets	$76,188	$60,062

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,122	$4,154
Accruals and other payable	1,890	1,279
Income tax payable	1,610	1,719
Loan from a stockholder	262	369
Deferred tax liability	259
Total current liabilities	8,143	7,521

Non-current liabilities
Deferred tax liabilities – non current	965	803

Total liabilities	9,108	8,324

Commitments and contingencies	-	-
Equity
Common stock, ($0.001 par value; 75,000,000 shares authorized; 20,350,167 and 17,049,000 shares issued as of December 31, 2010 and 2009, respectively; 20,347,167 and 17,049,000 shares outstanding as of December 31, 2010 and 2009, respectively)	20	17
Additional paid-in capital	22,502	18,931
Treasury Stock, at cost (3,000 and 0 shares as of December 31, 2010 and 2009, respectively)	(12)
Statutory and other reserves	3,590	2,916
Retained earnings	28,948	19,738
Accumulated other comprehensive income	4,299	2,658
Total Company’s stockholders' equity	59,347	44,260
Noncontrolling interest	7,733	7,478
Total equity	67,080	51,738

Total liabilities and equity	$76,188	$60,062

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(in US dollars thousands, except share and per share data)

	Years Ended December 31
	2010	2009

Sales	$37,641	$30,259
Cost of sales	19,477	18,998

Gross profit	18,164	11,261

Operating expenses

Selling, general and administrative expenses	6,673	3,859
Research and development costs	2,415	1,155
	9,088	5,014

Income from operations	9,076	6,247

Other income (expenses)
Subsidy income	520	736
Interest income	60	181
Interest expense	(33)	(14)
Other income (expense)	390	(56)
	937	847
Income before income taxes	10,013	7,094
Income tax expense	129	1,126

Net income	9,884	5,968

Less: Net income attributable to noncontrolling interest	-	-
Net income attributable to the Company’s stockholders	9,884	5,968

Foreign currency translation adjustment	1,896	112
Comprehensive income	$11,780	$6,080
Comprehensive income attributable to noncontrolling interest	255	18
Comprehensive income attributable to the Company’s stockholders	11,525	6,062
Basic earnings per share	$0.53	$0.35
Diluted earnings per share	$0.52	$0.34
Weighted average common shares outstanding

Basic	18,707,424	17,049,000

Diluted	18,933,659	17,512,610
See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Changes in Equity
(in US dollars thousands, except share amounts)

			Company’s stockholders' equity
	Total equity	Number of shares of common stock	Common stock	Additional paid-in capital	Treasury Stock	Statutory and other reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest
Balance, January 1, 2009	$42,131	17,049,000	$17	$15,404	$-	$884	$15,802	$2,564	$7,460

Shares to be issued as acquisition consideration from Newway (Note 12)	3,287			3,287
Foreign currency translation adjustment	112	-	-	-		-	-	94	18
Share based compensation cost (Note 11)	240	-	-	240		-	-	-	-
Transfer to statutory and other reserves	-	-	-	-		2,032	(2,032)	-	-
Net income	5,968	-	-	-		-	5,968	-	-
Balance, December 31, 2009	$51,738	17,049,000	$17	$18,931	$-	$2,916	$19,738	$2,658	$7,478

Issuance of common shares in connection with an asset acquisition from Newway (Note12)	-	3,287,167	3	(3)
Issuance of common shares under incentive plan	26	14,000		26
Common shares to be issued in connection with acquisition of Haicom (Note 3)	2,992			2,992
Repurchase of common stock`	(12)	(3,000)			(12)
Foreign currency translation adjustment	1,896	-	-	-		-	-	1,641	255
Share based compensation cost (Note 11)	556	-	-	556		-	-	-	-
Transfer to statutory and other reserves	-	-	-	-		674	(674)	-	-
Net income	9,884	-	-	-		-	9,884	-	-
Balance, December 31, 2010	$67,080	20,347,167	$20	$22,502	$(12)	$3,590	$28,948	$4,299	$7,733

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash Flows
(in US dollars thousands)
	Years Ended December 31
	2010	2009

Cash flows from operating activities
Net income	$9,884	$5,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortisation	3,970	2,763
Allowance for doubtful accounts	1,409	1,189
Share-based compensation expense	556	240
Changes in operating assets and liabilities:
Accounts receivable	(10,946)	(5,216)
Other receivables, prepayments and deposits	(632)	472
Inventories	(2,591)	486
Deferred tax	(134)	(258)
Accounts payable	(249)	2,187
Accruals and other payables	(302)	(186)
Income tax payable	(187)	1,168
Net cash provided by operating activities	778	8,813
Cash flows from investing activities
Acquisition of property and equipment	(601)	(445)
Acquisition of intangible assets	(225)	(3,633)
Cash paid for business acquisition	(4,096)
Net cash used in investing activities	(4,922)	(4,078)
Cash flows from financing activities
Proceeds from exercise of stock options	14	-
Repayment of stockholder loans	(107)	(190)
Net cash used in financing activities	(93)	(190)
Effect of foreign currency translation on cash and cash equivalents	1,517	222
Net (decrease) increase in cash and cash equivalents	(2,720)	4,767
Cash and cash equivalents - beginning of year	10,239	5,472
Cash and cash equivalents - end of year	$7,519	$10,239
Supplemental disclosure of cash flow information
Income tax paid	$404	$310
Interest paid	$-	$-
Non-cash investing activities
Share consideration issued for acquisition of intangible assets from Newway	$3,287	$-

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Stated in US dollars thousands, except per share amounts)

NOTE 1.	CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Jingwei International Limited (“Jingwei”), its subsidiaries and companies it controls through contractual agreements in the form of variable interest entities (“VIEs”). Jingwei International Investments Limited (“Jingwei BVI”), Jingwei International Investment (HK) Ltd. (“Jingwei HK”), Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), New Yulong Information Technology Co. Ltd. (“New Yulong IT”), New Yulong Software Technology Development Co. Ltd. (“New Yulong Software”), Beijing New Media Advertising Co. Ltd. (“Beijing New Media”), Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”), Shanghai Haicom Telecommunication Technology Limited ("Haicom"), and Jiangsu Liandong Communication Ltd. ("Jiangsu Liandong"). Jingwei International Limited, its subsidiaries and VIEs are collectively referred to as the “Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Corporation Information

The Company, formerly known as Neoview Holdings Inc. (“Neoview”), was established in Nevada, US on November 17, 2004, as a public shell company. On May 16, 2007, Neoview and Synergy Business Consulting LLC, a principal stockholder of Neoview, entered into a share exchange agreement with the stockholders of Jingwei BVI. Pursuant to the share exchange agreement, Neoview acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s stockholders in exchange for the issuance to Jingwei BVI’s stockholders of 11,554,000 shares of Neoview’s common stock, constituting 86.4% of outstanding common shares of Neoview on a fully-diluted basis.

As a result of this share exchange transaction, Jingwei BVI became a wholly-owned subsidiary of Neoview. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the share exchange transaction was treated as a reverse acquisition, with Jingwei BVI as the accounting acquirer and Neoview as the acquired party.

Immediately following the closing of the merger, Neoview changed its name to Jingwei International Limited (“the Company”), and consummated a private placement of 3,395,000 units on May 16, 2007, each consisting of one (1) share of its common stock and 0.3 of a warrant to purchase one (1) share of its common stock, at a price per unit of $5.00 for for aggregate gross proceeds of $16,975,000.

Jingwei BVI was incorporated in British Virgin Islands (“BVI”) in May 2006, and is a holding company without any operation.

Jingwei HK, a wholly owned subsidiary of Jingwei BVI, was established on October 31, 2006 in Hong Kong. It is engaged in telecommunication equipment sales, software development and e-commerce.

Jingwei Hengtong, a wholly owned subsidiary of Jingwei HK, was established in People’s Republic of China (“PRC”) on February 8, 2007. It is engaged in computer hardware and software development, and business consulting services.

On February 8, 2007, Jingwei Hengtong entered into a series of contractual agreements (“Contractual Agreements”) for a ten-year term with Jingwei Communication, a PRC company established on May 8, 2001 to develop computer software and telecommunication equipments, to operate call center, as well as to provide internet and mobile value added service. Pursuant to the Contractual Agreements, Jingwei Hengtong has agreed to exclusively provide to Jingwei Communication technology consulting services, and bear all of Jingwei Communication’s operating costs, in exchange for all of its income from the business operations. Jingwei Hengtong has also agreed to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivables and all of its assets to Jingwei Hengtong. Moreover, the stockholders of Jingwei Communication had also entered into pledge agreements with Jingwei Hengtong, pursuant to which they agreed to pledge all their rights and interests, including voting rights, in favor of Jingwei Hengtong. Jingwei Hengtong was also granted an option to acquire the equity interests of Jingwei Communication within 10 years for a purchase price equal to its shareholders’ original paid-in price or the lowest price permissible under PRC laws. Finally, Jingwei Hentong had made an interest-free loan to Jingwei Communications to fund its capitalization, which can only be repaid upon the shareholders of Jingwei Communications transferring their equity interests to Jingwei Hengtong.

The noncontrolling interest does not change since 100% of all income and losses are allocated to the Company in accordance with the Contractual Agreements.  Since there is no dividend distribution to noncontrolling interest, its balance changed between periods according to the exchange rate during that period.

PRC regulations prohibit direct foreign ownership of entities engaged in certain restricted businesses, including the provision of value-added telecommunications services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, the Company engages in such businesses through contractual commitments with the VIEs, principally Jingwei Communication and the subsidiaries directly or indirectly controlled by Jingwei Communication, included New Yulong IT, New Yulong Software, Jiangsu Liandong, Beijing new Media, Xinguochuang and Haicom.

New Yulong IT, a wholly owned subsidiary of Jingwei Communication, was established on January 4, 1999 in Shenzhen, China. It mainly conducts mobile value added service, software development and computer information system integration,

New Yulong Software, wholly owned by Jingwei Communication directly and indirectly through New Yulong IT, was established on June 14, 2005 in Shenzhen, China. It is engaged in software development and computer information system integration.

Jiangsu Liandong, a wholly owned subsidiary of Jingwei Communication, was established on December 11, 2009 in Suqian, China. It is engaged in software development and computer information system integration,

Beijing New Media, a wholly owned subsidiary of New Yulong IT, was established on July 23, 2008 in Beijing, China. It is engaged in creating, planning and handling advertising, as well as providing branding strategy and sales promotions for its clients.

Xinguochuang, a wholly owned subsidiary of New Yulong IT, was established on April 29, 2009, in Shenzhen, China. It is engaged in software development and computer information system integration, domestic and international trade.

On November 9, 2010, Xinguochuang completed the acquisition of 100% equity interest of Haicom, a corporation registered in Shanghai, China that provides internet and mobile value added service platforms to telecommunication operators in more than ten provinces in China.

The Company presents its financial statements on a consolidated basis with those of Jungwei Communication and its subsidiaries, as a result of its controlling financial interest in accordance with ASC 810-10.

Description of Business

The Company is one of the leading providers of data mining and interactive marketing and software services in PRC. The Company's services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and wireless value added services. The Company also operates a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for PRC’s leading mobile telecommunication carriers.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation and consolidation

The consolidated financial statements of the Company, its subsidiaries and its VIEs have been prepared in confirmity with U.S. GAAP. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company adopted the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on February 8, 2007, the effective date (“effective date”) of the Contractual Agreements. The fair value of the acquired net assets of Jingwei Communication was $6.6 million on the effective date, after eliminating all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the Contractual Agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest amounted to $7.7 million and $7.5 million as of December 31, 2010 and 2009, respectively. The change in amount was the result of foreign currency translation adjustment.

b)	Use of estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the amounts of revenues and expenses during the years ended December 31, 2010 and 2009. Actual results could differ from those estimates.

Significant estimates based on management's best estimation include, but are not limited to, the valuation of trade receivables and other receivables, inventories, the estimation on useful lives of property and equipment and intangible assets, the valuation of options, and allowance for deferred tax assets.

c)	Business combination

For a business combination with acquisition date on or after January 1, 2009, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, were recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings was recognized as a gain attributable to the Company.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

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

d)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. No cash and cash equivalents are restricted as to withdrawal or usage.

e)	Accounts receivable, net and other receivables

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

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

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance according to the aging of trade and other receivables as follows:

Account and other receivables due:
Within one year	0.3%
After one year but within two years	5.0%
After two years but within three years	20.0%
Over three years	100.0%

Additional specific provision is made against trade and other receivables aged for more than one year to the extent when collection appears doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade and other receivables.

f)	Inventory

Inventories consist of direct materials, labor costs and those indirect costs related to contract performance and are stated at the lower of cost or market. The cost of inventories is determined principally by the specific identification method.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of sales.

g)	Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over the assets’ estimated useful lives as follows:

	Estimated Useful lives (years)	Residual value
Leasehold improvements	5	0%
Motor vehicles	10	10%
Office equipment and computers	5	10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

h)	Intangible assets, net

Intangible assets represent database, software, strategic alliance, non-compete agreement, customer relationship, competed technology and partnership agreement. The value of the database and software was established based on historic acquisition costs. The valuation and allocation of intangible assets of strategic alliance, non-compete agreement, customer relationship, competed technology and partnership agreement were measured based on fair value.

The finite lived intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

i)	Long term investment

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

j)	Impairment of long-lived assets

The Company follows ASC 360-10 Impairment or Disposal of Long-Lived Assets. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets and intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets and intangibles in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company’s consolidated financial statements.

k)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in PRC. With respect to trade and other receivables, the Company establishes credit based on an evaluation of the customer’s and other debtor’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

l)	Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, prepayments and deposits, account payable, accruals and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

m)	Comprehensive income

The Company follows ASC 220-10 Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the years ended December 31, 2010 and 2009 presented includes foreign currency translation adjustments.

n)	Revenue recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity and specific criteria have been met for each of the Company’s activities as described below.

i.      Software and system services

Subject to these criteria and in accordance with ASC 985 Software Revenue Recognition, the Company generally recognizes revenue from software and system services when: a) a contract has been signed by the customers, b) the Company has delivered software and system services to the customers as defined by the customers receiving the work product, c) the project milestone delivered is assigned a fixed price pursuant to the percentage-of completion method of accounting, and d) evidence of customers’ acceptance of milestone achievement. The Company’s software and system services sale arrangements do not have multiple deliverables.

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

Under the guidance of ASC Topic 605-45, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). During the year ended December 31, 2010 and 2009, the Company has recognized a large amount sales order of handsets with customized VAS softwares built in on a gross basis as the Company acts as the primary obligor in the arrangement, has latitude in establishing price and physically changes products in most cases, the Company recognized all revenue from these sales of bundled mobile product on a gross basis, based on ASC Topic 605-45. The sale of bundled mobile product is classified as data mining service for the years ended December 31, 2010 and 2009.

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

ii.    Discretionary surplus reserve

In accordance with the articles of association of our PRC subsidiaries and VIEs, the appropriation of net income reported in PRC statutory accounts to the discretionary surplus reserve and its utilization are subject to the stockholders’ approval at their general meeting. None of our PRC subsidiaries and VIEs had appropriated their earnings to discretionary surplus reserve from their respective dates of inception to December 31, 2010.

q)	Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including (i) future reversals of existing taxable temporary differences, (ii) future profitability, and (iii) tax planning strategies.

r)	Warranty

The Company accounts for product warranties in accordance with ASC 450, Accounting for Contingencies. It provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, the Company estimates the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The hardware manufacture generally provides a warranty for the first year of the life of the component. For software warranty, the Company estimates the costs to provide bug fixes, such as security patches, over the life of the warranty. The Company regularly reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. In its experience the cost of providing warranties has been immaterial.

s)	Functional currency and foreign currency translation

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

t)	Foreign operations

Almost all of the Company’s operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

The per dollar exchange rates adopted are as follows:

	2010	2009
Year end RMB exchange rate	6.61	6.84
Average yearly RMB exchange rate	6.78	6.84

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

There has been no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

u)	Share-based compensations

The Company adopted ASC 718 Stock Compensation, effective on January 1, 2006. The Company recognizes the cost resulting from all share-based payment transactions in its consolidated financial statements using a fair-value-based method. The Company measures compensation cost for all outstanding unvested stock-based awards made to its employees and directors based on estimated fair values and recognize compensation over the service period for awards expected to vest. The estimated fair value of stock options and stock purchase rights granted pursuant to our employee stock purchase plan is determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the management to make certain assumptions about the future. Estimation of these equity instruments’ fair value is affected by the stock price, as well as assumptions regarding subjective and complex variables such as employee exercise behavior and the Company’s expected stock price volatility over the term of the award. Generally, the Company’s assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. Where such historical information is not available, the Company applied the “Simplified Method” in accordance with ASC 718-10-S99-1 in valuation of all its options, which are granted at-the-money, nontransferable and nonhedgeable, and vest based upon a service condition alone. For stock options and common stock warrants issued to non-employees, they are measured as of the date required by ASC 505-50 Equity-Based Payments to Non-Employees.

v)	Basic and diluted earnings per share

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

w)	Recently enacted accounting standards

The Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation—Stock Compensation (ACS Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements.

The FASB has issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also required additional disclosures concerning an enterprise’s continuing involvement with VIEs. ASU 2009-17 is effective at the start of the Company’s first fiscal year beginning after November 15, 2009. The adoption had no effect on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

In December 2010, FASB issued revised guidance on “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The revised guidance specifies that an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the revised guidance should be included in earnings as required by Section 350-20-35. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2010, FASB issued revised guidance on the “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The revised guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The revised guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The revised guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In 2010, except for the above ASUs, FASB issued several ASUs – ASU 2010-1 through ASU 2010-29, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3.	BUSINESS COMBINATION

On November 9, 2010, Xinguochuang completed the acquisition of 100% equity interest of Haicom, a corporation registered in Shanghai, China that provides Internet and mobile value added service platforms to telecommunication operators in more than ten provinces. The Company will pay Haicom stockholders an aggregate purchase price of $8.2 million, including initial cash payment of $5.2 million in total and contingent consideration up to $2.99 million in the form of the Company’s common stock, subject to the achievement of certain performance goals.

The transaction was accounted for using the purchase method of accounting, and, accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company preliminarily allocated the purchase price of $8.2 million to the assets acquired based on their estimated fair values, as follows:

Purchase Price Allocations (‘000)
Intangible Assets:
Customer relationship	$766
Competed technologies	499
Partnership agreement	1, 406
Net assets
Cash and cash equivalents	432
Accounts receivable	1,246
Deferred income tax asset, current	6
Other current assets	905
Fixed assets	398

Accounts payable	(93)
Other current liabilities	(64)
Other long term liabilities	(94)
Deferred income tax liabilities, current and non-current	(401)
Goodwill	3,143

Total:	$8,149

In accordance with SEC Regulation S-X Rule 3-05, Haicom was not a significant subsidiary as of the acquisition date, therefore no separate audited financial statements are presented. The results of operations of Haicom for the period from November 9, 2010 to December 31, 2010 had been consolidated.

The fair values of the intangible assets were determined using the “cost,” “income approach-excess earnings”, and “with and without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business and market performance of the acquired business in China.

The goodwill is mainly attributable to intangible assets that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy economies of scale expected from combining the operations resulting from the acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following unaudited pro forma information summarizes the results of operations of the Company for the years ended December 31, 2010 and 2009 assuming that the Company’s acquisition of Haicom occurred as of January 1, 2010 and 2009, respectively. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated, nor is it indicative of future operating results.

	December 31,
	2010	2009
Pro forma revenue	$41,301	$34,021
Pro forma net income	$10,433	$6,000
Pro forma net income per share—basic	$0.56	$0.35
Pro forma net income per share—diluted	$0.55	$0.34

Since the acquisition date of November 9, 2010, Haicom has generated $958 of revenue and $271 of net income.

NOTE 4.	ACCOUNTS RECEIVABLE, NET

At December 31, 2010 and 2009, accounts receivable include the following:

	December 31,
	2010	2009
Accounts receivable	$36,598	$24,723
Less: allowance for doubtful debts	2,040	1,266
	$34,558	$23,457

The Company wrote off accounts receivables $372 and $57 in total in 2010 and 2009, when the balances were deemed uncollectible, respectively.

NOTE 5.	INVENTORIES

At December 31, 2010 and 2009, inventories consist of the following:

	December 31,
	2010	2009
Project costs	$5,780	$2,272
Others		44
	$5,780	$2,316

NOTE 6.	OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Prepaid services fees	$933	$209
Advance to vendors	1,972	2,297
Deposit	122	143
Other receivables	717	746
	3,744	3,395
Less: allowance for doubtful debts	134	176
	$3,610	$3,219

The balance as of December 31, 2010 mainly includes various prepayments to business partners for project development costs, and advances to suppliers to order goods and equipments.

NOTE 7.	PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment, at cost, consist of:

	December 31,
	2010	2009
Leasehold improvements	$-	$153
Motor vehicles	985	371
Office equipments and computers	3,576	1,475
	4,561	1,999
Less: Accumulated depreciation and amortization	2,707	614
Property and equipment, net	$1,854	$1,385

Depreciation expenses for the years ended December 31, 2010 and 2009 were $454 and $356, respectively.

NOTE 8.	INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of December 31, 2010 and 2009 as well as related amortization period for each asset class is as follows:

	December 31,		Amortization
Cost	2010	2009	Period
Databases	$14,864	$14,493	8 years
Strategic alliance	7,278	7,068	5.5 years
Non-compete agreement	327	316	2 years
Software	397	202	8 years
Customer relationship	782	-	5.2 years
Competed technology	509	-	4.2 years
Partnership agreement	1,435	-	4.2 years
	25, 592	22,079
Less: accumulated amortization	8,144	4,628
Net	$17,448	$17,451

Amortization expense for the years ended December 31, 2010 and 2009 was $3,547 and $2,544 respectively.

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of December 31, 2010 are expected to be as follows:

2011	$3,962
2012	3,882
2013	3,826
2014	3,831
2015 and thereafter	1,947
$17, 448

The Company recognized no impairment loss on intangible assets with definite lives in years ended December 31, 2010 and 2009.

NOTE 9.	LONG TERM INVESTMENT

In December 2008, New Yulong IT invested in Shanghai Jiuhong Investment Group Limited (“Jiuhong”) for a 19.8% equity interest, as an initial attempt to expand its data mining service into commercial real estate leasing market with Jiuhong. The investment is accounted for under the cost method, as the Company does not have a significant influence over the business and operations of Jiuhong.

The Company did not receive any dividends in 2010, and has not received any dividends in excess of the proportionate share of accumulated earnings since the date of acquisition, as a reduction of the cost of the investment.

No event or change in circumstance indicates that its carrying amount of the long-term investment is not recoverable, and no impairment was recognized during the years ended December 31, 2010 and 2009, respectively.

NOTE 10.	INCOME TAX EXPENSE

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company, its subsidiaries and the VIEs each files their taxes individually.

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

Hong Kong

Jingwei HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. Jingwei HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

PRC

The applicable income tax rates in 2010 for the Company’s PRC operating companies, New Yulong IT, New Yulong Software, Jingwei Hengtong, Jingwei Communication, Beijing New Media, Xinguochuang and Jiangsu Liandong, Haicom, are described as follows: New Yulong IT and Haicom are qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15%, which is subject to government review and approval every three years. New Yulong Software, Jingwei Hengtong, Jingwei Communication are all entitled to a preferential income tax rate of 22% in 2010. Jiangsu Liandong is subject to 25% income tax rate in 2010. Beijing New Media as a small business taxpayer and taxed on a deemed basis, i.e. 2.5% of its reported total revenue, due to its small business status. In April 2010, State Tax Bureau approved Xinguochuang for its application for preferential enterprise income tax treatment, which exempted the entity from income tax for two years beginning with 2010, its first year of profitable operations, and entitled it to a 50% tax reduction to 12.5% for the subsequent three years and 25% thereafter.

The provisions for income tax expense (benefit) from continuing operations consisted of the following:

	December 31,
	2010	2009
Current income tax expense	327	1,384
Deferred income tax benefit	(198)	(258)

Total provisions for income taxes	$129	$1,126

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities were as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowances and reserves	$413	$171
Net operating loss - China	272	-
Share-based compensation		87

Total gross deferred tax assets	685	258
Valuation allowance	(272)	-

Total net deferred tax assets	413	258
Deferred tax liabilities:
Amortization of acquired intangibles at fair value	1,224	803

Total net deferred tax liabilities	$811	$545

	December 31,
	2010	2009
Current deferred tax assets	$413	$258

Current deferred tax liabilities	259
Non-current deferred tax liabilities	965	803
Total net deferred tax liabilities	$811	$545

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

The company adopted ASC 740-10 effective January 1, 2007 to account for uncertain tax position. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with ASC 740-10 is a two-step process. The first step is recognition – we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement - a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. The Company did not recognize any interest or penalties for the years ended December 31, 2010 and 2009 related to unrecognized tax benefits.

The following table reconciles the Company’s effective tax for the periods presented:

	Year ended December 31,
	2010	2009

Expected enterprise income tax at statutory tax rate	$3,093	$2,064
Effect of preferential tax rate	(2,368)	(822)
Non-deductible expenses	1	-
Super R&D deductions	(43)	(90)
Reversal of prior year income tax provisions	(404)
Others	(150)	(26)
Effective enterprise income tax	$129	$1,126

For the year ended December 31, 2010, the Company recognized an income tax expense of $129 on income before income taxes of $10,013, representing an effective income tax rate of 1.3%, as compared to an income tax expense of $1,126 on a income before income taxes of $7,095, representing an effective income tax rate of 15.9% in 2009. The low effective tax rate is attributed to two factors: 1. In June 2010, Xinguochuang reversed its estimated enterprise income tax of $0.4 million recorded in 2009, upon the approval of Xinguochuang’s application for tax holiday. 2. To make the best use of Xinguochuang’s preferential tax status in the next few years, the Company started to shift a significant portion of business operations from New Yulong Software and other affiliates to Xinguochuang, resulting in a tax saving of $1,886 in 2010.

NOTE 11.	SHARE-BASED COMPENSATION

On May 21, 2008, The Company adopted Jingwei International Limited 2008 Omnibus Securities and Incentive Plan (the “Plan”), which authorized the Company to grant options for the purchase shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option is granted under the Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options.

On April 16, 2008 the Company granted a total of 63 key employees of the Company, options to purchase a total of 301,100 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years. The contractual term is 10 years and it is non-transferable. The options were valued at $2.278 on the grant date. The Company recognized $18 share-based compensation expense in 2010.

On September, 29, 2009 the Company granted to Rick Luk the CEO of the Company, options to purchase a total of 200,000 shares of the Company’s common stock at strike price equal to US$1.64. The contractual term is 10 years. The options were valued at $0.883 per unit on the grant date. On June 29, 2010 the Company entered into an amended stock option agreement with Rick Luk to shorten the vesting period from three years in the original agreement to two years. The Company recognized $115 share-based compensation expense in 2010.

On February 23, 2010 the Company granted to Yong Xu, the CEO of the Company, options to purchase a total of 150,000 shares of the Company’s common stock at a strike price equal to $2.05 to be vested over two years. The contractual term is 10 years. The options were valued at $1.21 per unit on the grant date. The Company recognized $91 share-based compensation expense in 2010.

On September 7, 2010, the Company granted a total of 43 key employees of the Company, under the Company’s 2008 Omnibus Securities and Incentive Plan, options to purchase a total of 500,000 shares of the Company’s common stock at a strike price equal to US$4.10 and vested equally in four years. The contractual term is 5 years and it is non-transferable. The options were valued a $2.02 per unit on the grant date. The Company recognized $60 share-based compensation expense in 2010.

The vesting periods of the options under the Plans are determined based on individual stock option agreements. Options granted to the officers generally were vested and became exercisable over two years. Options granted to the employees in 2008 and 2010 became vested and exercisable over four years at an equal annual rate of 25% from the date of grant. In total, there were 798,950 shares outstanding, including those vested and those expected to vest, as of December 31, 2010.

On June 12, 2008 the Company granted to Strategic Growth International, Inc (“SGI”) options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of US$7.00 per share as part of the compensation for investor relations service (the “Service”). The contractual term is 5 years. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vesting on June 5, 2009. Due to service termination by the Company, there were only 33,000 shares outstanding, all vested and exercisable, as of December 31, 2010. The Company recognized $0 share-based compensation expense in 2010.

On November 5, 2009, the Company granted ToneTat Investment Limited (“ToneTat”) options to purchase a total of 500,000 shares of the Company’s common stock at a strike price of $2.10 per share as compensation for investor relations and financial advisory services. The contractual term is 3 years and it is non-transferable. On May 7, 2010, the Company executed an amendment with ToneTat to extend the service term to March 31, 2011, and to modify the vesting conditions of the last 300,000 options to require satisfactory completion of duties until then. The Company recognized $272 share-based compensation expense in 2010.

In total 14,000 stock options have been exercised. The Company bought back 3,000 shares of public stock as treasury stock in 2010, and accounted for it as equity transaction under cost method.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

The following table summarizes all Company stock option and warrant transactions for the years ended December 31, 2010 and December 31, 2009:

	Number of options and warrants	Weighted- average exercise price	Weighted-average remaining contractual life (Years)
Outstanding, January 1, 2009	1,903,250	$5.58	3.98
Granted	300,000	1.79	7.44
Forfeited	150,000	2.30	8.75
Exercised
Outstanding, December 31, 2009	2,053,250	$5.27	3.21
Granted	750,000	$3.42	5.19
Forfeited	311,450	$4.56	6.10
Exercised	14,000	1.90	9.02
Outstanding, December 31, 2010	2,477,800	$4.82	2.58

Exercisable options and warrants as of December 31, 2010:

Range of exercise prices	Number outstanding currently exercisable as of December 31, 2010	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options currently exercisable

$1.64-$7.00	1,950,200	1.68	$5.13

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
In accordance with ASC 718 Stock Compensation, the Company has recorded stock-based compensation expense during year ended December 31, 2010 and 2009 of $556 and $240 in connection with the issuance of these options.

NOTE 12.	BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations is shown as follows (in thousands, except share and per share data):

	December 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$9,884	$5,968
Denominator for basic earnings per share—weighted average shares outstanding	18,707,424	17,049,000
Dilutive effect of stock-based compensation plan	226,235	52,714
Dilutive effect of contingently issuable shares	-	410,896
Denominator for diluted earnings per share	18,933,659	17,512,610
Basic earnings per share	$0.53	$0.35
Diluted earnings per share	$0.52	$0.34

On July 1, 2010, 3,287,167 shares associated with the purchase of intangible assets from Shenzen Newway Digital S&T Co., Ltd. (the “Purchase”) were issued as consideration, since all the performance targets associated with the Purchase had been met and there was no circumstance under which those shares would not be issued.

The Company had 2,251,565, and 1,439,640 common stock options and warrants outstanding in 2010 and 2009, respectively, which could have potentially diluted earnings per share in the future, but were excluded in the computation of diluted earnings per share in those periods, as their exercise prices were above the average market values in such periods.

NOTE 13.	SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, i.e. data mining services, and software and system services. Information for the segments for years ended December 31, 2010 and 2009 in accordance with ASC 280 Segment Reporting is shown separately as follows:

	December 31
	2010			2009
	Data Mining Services	Software Services	Total	Data Mining Services	Software Services	Total
Net Revenue	$17,904	19,737	$37,641	$19,452	$10,807	$30,259
Gross profit	7,343	10,821	18,164	6,958	4,303	11,261
Net Income	3,996	5,888	9,884	3,712	2,256	5,968
Segment Assets	40,879	35,309	76,188	43,700	16,362	60,062
Depreciation& Amortization	3,724	246	3,970	2,620	142	2,762
Expenditure for segment assets	$636	190	$826	$4,078	$-	$4,078

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

NOTE 14.	VIE

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through the VIEs.

Resulting from the Contractual Agreements signed between Jingwei Hengong and Jingwei Communication, the Company includes the assets, liabilities, revenues and expenses of Jingwei Communication and its subsidiaries in China (the “VIEs”) in its consolidated financial statements. The Company has both the power to direct the activities that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. The Company has unconstrained decision making ability over key operational functions within the VIEs.

All of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	Years Ended December 31,
	2010	2009
Total assets	$53,122	$51,857
Total liabilities	15,059	20,710

	Years Ended December 31,
	2010	2009
Revenues	$28,047	$25,141
Net Income	10,004	5,969

NOTE 15.	MAJOR CUSTOMERS

The Company had sales to three customers that accounted for approximately 25% of net sales during the year ended December 31, 2010. These customers accounted for approximately 13% of accounts receivable balance as of December 31, 2010.

NOTE 16.	MAJOR SUPPLIERS

The Company had purchases from three vendors that accounted for approximately 33% of purchases during the year ended December 31, 2010. These vendors accounted for approximately 17% of account payable balance as of December 31, 2010.

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of December 31, 2010 are as follows (in thousands):

Within 1 year	$211
Within 1-2 years	141
Within 2-3 years	45
Thereafter	-
$397

Legal matter

On September 5, 2008, Beijing New Media provided a short-term loan of RMB2.0 million ($292,255) at zero interest rate to Shanghai Jujun Infotech Limited (“Jujun”), with its majority stockholder and Chairman Jerry Yu (the “Defendant”) providing personal guarantee, for its general business development. In 2009, Jujun paid back only RMB300,000 ($43,988) but defaulted on the rest. On November 10, 2009, the Company submitted the dispute over RMB1.7 million ($249,267) to Shenzhen Arbitration Commission for arbitration against Jujun and Jerry Yu. On April 19, 2010, Shenzhen Arbitration Commission provided arbitration results requesting the Defendent to pay the Company in full the amount in dispute. On June 28, 2010, the Company applied for legal enforcement with Shanghai No. 1 Intermediate People’s Court. Though the Court has ordered a legal enforcement to collect oustanding loan balance and interests from the Defendent early on, it suspended the process upon an appeal from Jerry Yu on September 17, 2010. In the third quarter in 2010, based on an internal legal evaluation, the Company deems the chance of collecting the majority of the amount owed in the near future slim, and decides to write off the balance of the loan, which has been outstanding for two years, fully as a bad debt.

NOTE 18.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.