Form 10-Q
period 2011-03-31
Jingwei International LTD
filed 2011-05-16
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.
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

As of May 12, 2011, there were 20,452,634 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.

FINANCIAL INFORMATION

Jingwei International Limited and Subsidiaries
Condensed Consolidated Balance Sheets
(in US dollars thousands, except share and par value)
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,003	$7,519
Accounts receivable, less allowance of doubtful accounts of $2,155 and $2,040, respectively	35,166	34,558
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $135 and $134, respectively	6,242	3,610
Inventories	7,080	5,780
Deferred tax assets	420	413
Total current assets	53,911	51,880

Non-current assets
Property, plant and equipment, net	2,158	1,854
Intangible assets, net	16,651	17,448
Long-term investment	1,814	1,797
Goodwill	3,239	3,209
Total assets	$77,773	$76,188

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,450	$4,122
Accruals and other payable	1,595	1,890
Income tax payable	1,687	1,610
Deferred tax	261	259
Loan from a stockholder	157	262
Total current liabilities	8,150	8,143

Non-current liabilities
Deferred tax liabilities	909	965

Total liabilities	9,059	9,108

Commitments and contingencies	-	-
Equity
Common stock, ($0.001 par value; 75,000,000 shares authorized; 20,362,209 and 20,350,167 shares issued as of March 31, 2011 and December 31, 2010, respectively; 20,354,209 and 20,347,167 shares outstanding as of March 31, 2011 and December 31, 2010, respectively)	20	20
Treasury stock, at cost (8,000 shares and 3,000 share as of March 31, 2011 and December 31, 2010, respectively)	(32)	(12)
Additional paid-in capital	22,622	22,502
Statutory and other reserves	3,590	3,590
Retained earnings	29,892	28,948
Accumulated other comprehensive income	4,816	4,299
Total Company’s stockholders' equity	60,908	59,347
Noncontrolling interest	7,806	7,733
Total equity	68,714	67,080

Total liabilities and equity	$77,773	$76,188

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in US dollars thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Sales	$7,542	$5,120
Cost of sales	3,608	2,480
Gross profit	3,934	2,640

Operating expenses
Selling, general and administrative expenses	2,581	954
Research and development costs	739	733
	3,320	1,687

Income from operations	614	953

Other income (expenses)
Subsidy income	398	309
Interest income	32	23
Interest expense	-	(2)
Other expense	(1)	(46)
	429	284

Income before income taxes	1,043	1,237
Income tax expense	99	216

Net income	944	1,021
Less: Net income attributable to noncontrolling interest	-	-
Net income attributable to the Company’s stockholders	944	1,021
Foreign currency translation adjustment	590	18
Comprehensive income	$1,534	$1,039
Comprehensive income attributable to noncontrolling interest	73	18
Comprehensive income attributable to the Company’s stockholders	1,461	1,021
Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.05
Weighted average common shares outstanding
Basic	20,353,270	17,049,000
Diluted	20,549,905	18,862,295

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in US dollars thousands)
	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$944	$1,021
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortisation	1,228	854
Allowance for doubtful accounts	527	10
Share-based compensation expense	100	66
Changes in operating assets and liabilities:
Accounts receivables	(1,135)	(140)
Other receivables, prepayments and deposits	(2,632)	1,304
Inventories	(1,300)	(2,156)
Deferred tax asset	(61)	34
Accounts payable	267	(1,191)
Accruals and other payables	11	(104)
Income tax payable	77	51
Net cash used in operating activities	(1,974)	(251)
Cash flows from investing activities
Acquisition of property and equipment	(491)	(153)
Acquisition of intangible assets	(67)	-
Net cash used in investing activities	(558)	(153)
Cash flows from financing activities
Repayment of stockholder loans	(411)	-
Net cash used in financing activities	(411)	-
Effect of foreign currency translation on cash and cash equivalents	427	73
Net decrease in cash and cash equivalents	(2,516)	(331)
Cash and cash equivalents - beginning of period	7,519	10,239
Cash and cash equivalents - end of period	$5,003	$9,908
Supplemental Disclosure of Cash Flow Information
Income tax paid	$104	$131
Interest paid	$-	$-

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US dollars thousands, except per share amounts)
 (Unaudited)

Note 1  CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

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

Because the above arrangement, which assigned all of Jingwei Communications equity owners' rights and obligations to Jingwei Hengtong the equity owners of Jingwei Communications lacked the ability to make decisions that have a significant effect on Jingwei Communications and its subsidiaries’ operations, and Jingwei Hengtong was entitled to the profits from the operation of Jingwei Communications and its subsidiaries, and assumed all of the residual benefits. Because Jingwei Hengtong and its indirect parent, Jingwei International Limited, are the sole interest holders of Jingwei Communications, the Company consolidates Jingwei Communications and its subsidiaries from its inception, consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

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

Note 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of presentation and consolidation

The consolidated financial statements of the Company and its subsidiaries have been prepared in conformity with prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company adopted the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on February 8, 2007, the effective date (“effective date”) of the Contractual Agreements. The fair value of the acquired net assets of Jingwei Communication was $6.6 million on the effective date, after eliminating all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the Contractual Agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest amounted to $7.8 million and $7.7 million as of March 31, 2011 and December 31, 2010, respectively. The change in amount was the result of foreign currency translation adjustment.

Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Use of estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the amounts of revenues and expenses during the periods ended March 31, 2011 and 2010. Actual results could differ from those estimates.

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

e)	Reclassification

The comparative figures have been reclassified to conform to current year presentation.

f)	Recently enacted accounting standards

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

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The adoption does not have any impact on the Company’s consolidated financial position and results of operations.

In December 2010, FASB issued revised guidance on “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The revised guidance specifies that an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the revised guidance should be included in earnings as required by Section 350-20-35. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption does not have any impact on the Company’s consolidated financial position and results of operations.

Except for the above ASUs, FASB issued several ASUs – ASU 2011-01 through ASU 2011-03, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3     ACCOUNTS RECEIVABLE, NET

At March 31, 2011 and December 31, 2010, accounts receivable include the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$37,321	$36,598
Less: allowance for doubtful debts	2,155	2,040
	$35,166	$34,558

Note 4     INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consist of the following (in thousands):

	March 31,2011	December 31, 2010
	(Unaudited)
Installations in progress	$6,047	$5,780
Finished goods	1,033	-
	$7,080	$5,780

Note 5     INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of March 31, 2011 and December 31, 2010 as well as related amortization period for each asset class is as follows (in thousands):

Cost	March 31, 2011	December 31, 2010	Amortization Period
	(Unaudited)
Databases	$14,794	$14,864	8 years
Strategic alliance	7,306	7,278	5.5 years
Non-compete agreement	326	327	2 years
Customer relationship	790	782	5.2 yeas
Competed technology	514	509	4.2 years
Partnership agreement	1,449	1,435	4.2 years
Software	666	397	8 years
	25,845	25,592
Less: accumulated amortization	9,194	8,144
Net	$16,651	$17,448

Amortization expense for the three months ended March 31, 2011 and 2010 was $1,018 and $764 respectively.

As of March 31, 2011, estimated amortization expenses for future periods are expected as follows:

Fiscal Year	Amount
2011	2,987
2012	3,927
2013	3,868
2014	3,873
2015	1,655
Thereafter	341
$16,651

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

PRC

The applicable income tax rates in 2011 for the Company’s PRC operating companies, New Yulong IT, New Yulong Software, Jingwei Hengtong, Jingwei Communication, Beijing New Media, Xinguochuang and Jiangsu Liandong, Haicom, are described as follows: New Yulong IT and Haicom are qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15%, which is subject to government review and approval every three years. New Yulong Software, Jingwei Hengtong, Jingwei Communication are all entitled to a preferential income tax rate of 24% in 2011. Jiangsu Liandong is subject to 25% income tax rate in 2011. Beijing New Media as a small business taxpayer and taxed on a deemed basis, i.e. 2.5% of its reported total revenue, due to its small business status. Xinguochuang was approved for its application for preferential enterprise income tax treatment in 2010, which exempted the entity from income tax in 2010 and 2011, and entitled it to 12.5% for the subsequent three years and 25% thereafter.

For the three months ended March 31, 2011, the Company recognized an income tax expense of $99 on income before income taxes of $1,043, representing an effective income tax rate of 9.5%, as compared to an income tax expense of $216 on an income before income taxes of $1,237, representing an effective income tax rate of 17.5% for the same period in 2010.

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

For the three months ended March 31, 2011 and 2010, total share-based compensation expense recognized for options under the Plan was $100 and $66 respectively

The following table summarizes all Company stock option and warrant transactions for the three months ended March 31, 2011:

	Number of options and warrants	Weighted- average exercise price	Weighted-average remaining contractual life (Years)
Outstanding, January 1, 2011	2,477,800	$4.82	2.58
Granted
Forfeited	20,000	$4.10	4.42
Excercised	12,042	$1.64	8.50
Outstanding, March 31, 2011	2,445,758	$4.84	2.30

Exercisable options and warrants as of March 31, 2011:

Range of exercise prices	Number outstanding currently exercisable as of March 31, 2011	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options currently exercisable

$1.64-$7.00	1,983,158	1.6	$5.08

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

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator for basic and diluted earnings per share:
Net income	$944	$1,021
Denominator for basic earnings per share—weighted average shares outstanding	20,353,270	17,049,000
Dilutive effect of stock-based compensation plan	196,635	169,712
Dilutive effect of contingently issuable shares		1,643,583
Denominator for diluted earnings per share	20,549,905	18,862,295

Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.05

Options and warrants to purchase 2.4 million shares of common stock at an average price $4.84 per share were outstanding during the three months ended March 31, 2011, but options and warrants to acquire 2.2 million shares of common stock were not included in the computation of diluted EPS because there was no incremental share through calculation to cause a dilutive effect. These options and warrants were still outstanding as of March 31, 2011.

Note 9     SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, i.e. data mining services, and software and system services. Information for the segments for the three months ended March 31, 2011 and 2010 in accordance with ASC 280 Segment Reporting is shown separately as follows (in thousands):

	Three Months Ended March 31
	2011			2010
		(Unaudited)			(Unaudited)
	Datamining Services	Software Services	Total	Datamining Services	Software Services	Total
Net Revenue	$3,615	3,927	$7,542	$3,070	$2,050	$5,120
Gross profit	2,362	1,572	3,934	1,271	1,369	2,640
Net Income	567	377	944	521	500	1,021
Segment Assets	46,308	31,465	77,773	42,450	17,469	59,919
Depreciation& Amortization	1,191	37	1,228	819	35	854
Expenditure for segment assets	$491	67	$558	$153	$-	$153

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

Note 10   COMMITMENTS AND CONTINGENCY

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of March 31, 2011are as follows (in thousands):

Within 1 year	$192
Within 1-2 years	140
Within 2-3 years	11
Thereafter	-
$343

The Company does not have any significant purchase commitments or legal contingency.

NOTE 11 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial conditions of Jingwei International Limited (the “Company”). Throughout this document, references to “we,” “our,” or “Jingwei” refer to Jingwei International Limited and its subsidiaries and companies it controls through contractual agreements in the form of variable interest entities (“VIEs”). MD&A should be read in conjunction with our interim consolidated financial statements and the accompanying notes, and the other financial information included in this report.

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

Business Outlook and Other Recent Developments

The Company has delivered strong performance in the first quarter of 2011 in sales, compared to the same period last year.  In data mining, we have expanded greatly our product offering in 3G related MVAS business, and have seen a significant revenue contribution from this part of the business in the current period. With the rising demands from consumers, we expect this business to continue to contribute to the sales and margin improvement of the data mining segment through 2011.

In the current quarter, the Company has signed a strategic business partnering agreement with Zhejiang China Unicom to leverage Jingwei's data mining, interactive marketing and software service expertise to design, develop and operate Zhejiang China Unicom's mobile value-added services ("MVAS") Society Channel and marketing support system, to support its over 80,000 society channel depots in Zhejiang province, for optimal marketing results. With its early success in signing up subscribers for 3G service, China Unicom has made it public a strategic focus to develop society channels at provincial levels, so as to continue to build up its lead in the 3G service. With the deployment of this platform and participation in its daily operation, Jingwei will enjoy a share of the revenues derived from sales and service contracts generated from the channel depots supported by the system. The Company expects to report a significant revenue stream from this product line in the second half of the year. Apart from working with Zhejiang Unicom, the Company is also in discussion with several other provincial operators to leverage similar capabilities to benefit their local operation.

In software services segment, the Company continued to expand the deployment of internet protocol TV (“IPTV”) overseas through our business partner in the quarter as well as successfully completed another mobile application store platform development for a major telecom operator.  In addition, we are working with seven China Unicom’s regional offices to upgrade their integrated call center platforms, and to develop new capabilities called “Communication Managers”, to support China Unicom’s launch of the “WO Family Service” offering nationwide.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare our financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

RESULTS OF OPERATIONS

Sales

	Three Months Ended March 31
	2011		2010		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$3,615	48%	$3,070	60%	18%
Software services	3,927	52%	2,050	40%	92%
Total sales	$7,542	100%	$5,120	100%	47%

Total net revenue increased 47% in the first quarter year over year, due to robust growth in both segments.

Data mining.  Revenue increased by 18% for the first quarter compared to the same period in 2010, as the sales in 3G related MVAS continued to grow.

Software services. The increase in revenue by 92% for the first quarter compared to the same period in 2010. The increase was mainly due to a successful completion of another mobile application store platform development for a major telecom operator, as well as completion of a couple of large system integration orders.

Cost of Sales

	Three Months Ended March 31
	2011 (Unaudited)	2010 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$1,253	$1,800	-30%
Software services	2,355	680	246%
Total cost of sales	$3,608	$2,480	45%

Total cost of sales was $3.6 million for the three months ended March 31, 2011, increasing by 45% from $2.5 million for the same period in 2010.

Data mining. Cost of data mining decreased by 30% for the three months ended March 31, 2011 compared to the same period in 2010. This improvement in cost control was mainly due to a strong growth in high-margin MVAS business and less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable change in product mix.

Software services.  Cost of software services increased 246% for the three months ended March 31, 2011 compared to the same period in 2010. This significant increase in cost is primarily attributed to changes in product mix in two areas: (a) the solutions delivered last year were primarily replication of similar IPTV support software deployed in different provinces, whereas products delivered this year had new functionalities that required substantially higher cost of implementation; and (b) several large scale system integration solutions had a high content of hardware acquired through third parties, which resulted in lower margin achieved for those orders.

Gross margin

	Three Months Ended March 31
	2011	2010	% Change
Gross margin:
Data mining	65%	41%	24%
Software services	40%	67%	-27%
Total sales	52%	52%	-

Overall gross margin was flat year over year for the three months ended March 31, 2011 compared to the same period in 2010, even though the gross margin in each business segment has fluctuated more significantly due to change in product mix.

Data mining. The gross margin of data mining increased by 24% year over year for the three months ended March 31, 2011 compared to the same period in 2010. The significant improvement was mainly due to a strong growth in high-margin MVAS business and less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable improvement in segment margin.

Software services.  The gross margin of software services sales decreased 27% for the three months ended March 31, 2011 compared to the same period in 2010. This decrease in gross margin is mainly attributed to several large scale system integration orders in the current period, in which the Company delivered a high degree of hardware acquired through third parties.

Operating expenses

	Three Months Ended March 31
	2011		2010
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, general and administrative expenses	$2,581	34%	$954	19%	171%
Research and development costs	739	10%	733	14%	1%
Total expenses	$3,320	44%	$1,687	33%	97%

Selling, General and Administrative Expenses.   The total selling, general and administrative expenses were $2.6 million for the three months ended March 31, 2011, compared to $1.0 million in the same period last year. The year-on-year increase in total expenses for the first quarter of 2011 was $1.6 million. The increase was mainly due to an increase of $0.5 million in bad debt provision, an increase of $0.3 million in depreciation and amortization related to the business acquisition in the end of 2010, and an increase of $0.4 million in salary and annual bonus from the newly acquired entity.

Research and Development Costs.   The total R&D costs were $0.7 million for the three months ended March 31, 2011, which is the same as compared to the same period last year.

 LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$5,003	$7,519
Working capital	45,761	43,737
Stockholder’s equity	$60,908	$59,347

As of March 31, 2011, we had $5.0 million in cash and cash equivalents. While we have incurred a reduction in cash and cash equivalents in the last two quarters, largely resulting from a high growth of revenues in the last three quarters, we believe our ability to generate cash flow from our operating activities, our focus and commitment in improving trade receivables, along with our available cash will be sufficient to fund our operating activities, capital expenditures and other obligations through 2011 and beyond.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Three Months Ended March 31
	2011 (Unaudited)	2010 (Unaudited)
	(In thousands)
Net cash used in operating activities	$(1,974)	$(251)
Net cash used in investing activities	(558)	(153)
Net cash used in financing activities	(411)	-
Effect of foreign currency translation on cash and cash equivalents	427	73
Net decrease in cash and cash equivalents	(2,516)	(331)
Cash and cash equivalents - beginning of period	7,519	10,239
Cash and cash equivalents - end of period	$5,003	$9,908

Operating activities
Net cash used in operating activities for the three months ended March 31, 2011 was $2.0 million. This was primarily attributable to the net income of $0.9 million, adjusted by non-cash items of allowance for doubtful accounts of $0.5 million, and depreciation and amortization of $1.2 million, offset by a net decrease in cash from working capital items of $4.8 million.

Investing activities
Net cash used in investing activities for the three months ended March 31, 2011 was $0.6 million, which was attributable to acquisition of properties and equipment and intangible assets.

Financing activities

The Company has paid $0.4 million to its Chairman, Mr. Du, to partially pay off an interest free loan he provided to the Company at its development stage.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2011, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 16, 2011

JINGWEI INTERNATIONAL LIMITED

By:	/s/ George Du
Name: George Du
Title: Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)