Form 10-Q
period 2011-06-30
Jingwei International LTD
filed 2011-08-15
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.
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

+86 755 8343 7888
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

As of August 15, 2011, there were 20,452,634 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income and Comprehensive Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4-12

Jingwei International Limited and Subsidiaries
Condensed Consolidated Balance Sheets
(in US dollars thousands, except share and par value)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,445	$7,519
Accounts receivable, less allowance of doubtful accounts of $2,885 and $2,040, respectively	37,687	34,558
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $137 and $134, respectively	7,111	3,610
Inventories	7,522	5,780
Deferred tax assets	544	413
Total current assets	57,309	51,880

Non-current assets
Property, plant and equipment, net	1,999	1,854
Intangible assets, net	15,831	17,448
Long-term investment	1,838	1,797
Goodwill	3,283	3,209
Total assets	$80,260	$76,188

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,231	$4,122
Accruals and other payable	561	1,890
Income tax payable	1,582	1,610
Deferred tax	265	259
Loan from a stockholder	201	262
Total current liabilities	7,840	8,143

Non-current liabilities
Deferred tax liabilities	857	965

Total liabilities	8,697	9,108

Commitments and contingencies	-	-
Equity
Common stock, ($0.001 par value; 75,000,000 shares authorized; 20,478,676 and 20,350,167 shares issued as of June 30, 2011 and December 31, 2010, respectively; 20,452,334 and 20,347,167 shares outstanding as of June 30, 2011 and December 31, 2010, respectively)	21	20
Treasury stock, at cost (26,342 shares and 3,000 share as of June 30, 2011 and December 31, 2010, respectively)	(91)	(12)
Additional paid-in capital	22,751	22,502
Statutory and other reserves	3,590	3,590
Retained earnings	31,799	28,948
Accumulated other comprehensive income	5,582	4,299
Total Company’s stockholders' equity	63,652	59,347
Noncontrolling interest	7,911	7,733
Total equity	71,563	67,080

Total liabilities and equity	$80,260	$76,188

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(in US dollars thousands, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$18,940	$13,349	$11,414	$8,230
Cost of sales	10,489	6,095	6,895	3,615
Gross profit	8,451	7,254	4,519	4,615

Operating expenses
Selling, general and administrative expenses	4,982	2,563	2,403	1,609
Research and development costs	1,520	1,331	781	598
	6,502	3,894	3,184	2,207

Income from operations	1,949	3,360	1,335	2,408

Other income (expenses)
Subsidy income	921	320	523	11
Interest income	40	33	8	10
Interest expense	-	(5)	-	(3)
Other expense	(1)	(60)	-	(14)
	960	288	531	4

Income before income taxes	2,909	3,648	1,866	2,412
Income tax expense (benefit)	58	149	(41)	(67)

Net income	2,851	3,499	1,907	2,479
Less: Net income attributable to noncontrolling interest	-	-	-	-
Net income attributable to the Company’s stockholders	2,851	3,499	1,907	2,479
Foreign currency translation adjustment	1,461	188	872	173
Comprehensive income	$4,312	$3,687	$2,779	$2,652
Comprehensive income attributable to noncontrolling interest	178	32	105	31
Comprehensive income attributable to the Company’s stockholders	4,134	3,655	2,674	2,621
Basic earnings per share	$0.14	$0.21	$0.09	$0.15
Diluted earnings per share	$0.14	$0.18	$0.09	$0.12
Weighted average common shares outstanding
Basic	20,390,342	17,049,000	20,427,007	17,049,000
Diluted	20,522,955	19,897,076	20,447,519	20,787,762

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in US dollars thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,851	$3,499
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,506	1,731
Allowance for doubtful accounts	1,232	285
Share-based compensation expense	172	404
Changes in operating assets and liabilities:
Accounts receivables	(4,361)	(5,803)
Other receivables, prepayments and deposits	(3,501)	1,050
Inventories	(1,742)	(1,965)
Deferred tax asset	(233)	13
Accounts payable	1,047	(1,562)
Accruals and other payables	(559)	326
Income tax payable	(28)	(208)
Net cash used in operating activities	(2,616)	(2,230)
Cash flows from investing activities
Acquisition of property and equipment	(534)	(174)
Acquisition of intangible assets	(68)	-
Cash paid for acquisition of Haicom (Note 1)	(771)	-
Net cash used in investing activities	(1,373)	(174)
Cash flows from financing activities
Loan from a stockholder	48
Repayment of stockholder loans	(410)	-
Net cash used in financing activities	(362)	-
Effect of foreign currency translation on cash and cash equivalents	1,277	98
Net decrease in cash and cash equivalents	(3,074)	(2,306)
Cash and cash equivalents - beginning of period	7,519	10,239
Cash and cash equivalents - end of period	$4,445	$7,933
Supplemental Disclosure of Cash Flow Information
Income tax paid	$232	$351
Interest paid	$-	$-

See notes to condensed consolidated financial statements.

Jingwei International Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Stated in US dollars thousands, except per share amounts)
(Unaudited)

Note 1  CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Jingwei International Limited (“Jingwei”), its subsidiaries and companies it controls through contractual agreements in the form of variable interest entities (“VIEs”) ,which include Jingwei International Investments Limited (“Jingwei BVI”), Jingwei International Investment (HK) Ltd. (“Jingwei HK”), Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), New Yulong Information Technology Co. Ltd. (“New Yulong IT”), New Yulong Software Technology Development Co. Ltd. (“New Yulong Software”), Beijing New Media Advertising Co. Ltd. (“Beijing New Media”), Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”), Shanghai Haicom Telecommunication Technology Limited ("Haicom"), and Jiangsu Liandong Communication Ltd. ("Jiangsu Liandong"). Jingwei International Limited, its subsidiaries and VIEs are collectively referred to as the “Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Corporation Information

The Company, formerly known as Neoview Holdings Inc. (“Neoview”), was established in Nevada on November 17, 2004, as a public shell company. On May 16, 2007, Neoview and Synergy Business Consulting LLC, a principal stockholder of Neoview, entered into a share exchange agreement with the stockholders of Jingwei BVI. Pursuant to the share exchange agreement, Neoview acquired all of Jingwei BVI’s issued and outstanding shares from Jingwei BVI’s stockholders in exchange for the issuance to Jingwei BVI’s stockholders of 11,554,000 shares of Neoview’s common stock, constituting 86.4% of outstanding common shares of Neoview on a fully-diluted basis.

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

On February 8, 2007, Jingwei Hengtong entered into a series of contractual agreements (“Contractual Agreements”) for a ten-year term with Jingwei Communication, a PRC company established on May 8, 2001 to develop computer software and telecommunication equipments, to operate call centers, as well as to provide internet and mobile value added services. Pursuant to the Contractual Agreements, Jingwei Hengtong has agreed to exclusively provide to Jingwei Communication technology consulting services, and bear all of Jingwei Communication’s operating costs, in exchange for all of its income from the business operations. Jingwei Hengtong has also agreed to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivables and all of its assets to Jingwei Hengtong. Moreover, the stockholders of Jingwei Communication have also entered into pledge agreements with Jingwei Hengtong, pursuant to which they agreed to pledge all their rights and interests, including voting rights, in favor of Jingwei Hengtong. Jingwei Hengtong was also granted an option to acquire the equity interests of Jingwei Communication within 10 years for a purchase price equal to its shareholders’ original paid-in price or the lowest price permissible under PRC laws. Finally, Jingwei Hentong had made an interest-free loan to Jingwei Communications to fund its capitalization, which can only be repaid upon the shareholders of Jingwei Communications transferring their equity interests to Jingwei Hengtong.

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

New Yulong IT, a wholly owned subsidiary of Jingwei Communication, was established on January 4, 1999 in Shenzhen, China. It mainly conducts mobile value added services, software development and computer information system integration.

New Yulong Software, wholly owned by Jingwei Communication directly and indirectly through New Yulong IT, was established on June 14, 2005 in Shenzhen, China. It is engaged in software development and computer information system integration.

Jiangsu Liandong, a wholly owned subsidiary of Jingwei Communication, was established on December 11, 2009 in Suqian, China. It is engaged in software development and computer information system integration.

Beijing New Media, a wholly owned subsidiary of New Yulong IT, was established on July 23, 2008 in Beijing, China. It is engaged in creating, planning and handling advertising, as well as providing branding strategy and sales promotions for its clients.

Xinguochuang, a wholly owned subsidiary of New Yulong IT, was established on April 29, 2009, in Shenzhen, China. It is engaged in software development, computer information system integration, and domestic and international trade.

 On November 9, 2010, Xinguochuang completed the acquisition of 100% equity interest of Haicom, a corporation registered in Shanghai, China that provides internet and mobile value added service platforms to telecommunication operators in more than ten provinces in China.

Because the above Contractual Agreements,, which assigned all of Jingwei Communications equity owners' rights and obligations to Jingwei Hengtong the equity owners of Jingwei Communications lacked the ability to make decisions that have a significant effect on Jingwei Communications and its subsidiaries’ operations, and Jingwei Hengtong was entitled to the profits from the operation of Jingwei Communications and its subsidiaries, and assumed all of the residual benefits. Because Jingwei Hengtong and its indirect parent, Jingwei International Limited, are the sole interest holders of Jingwei Communications, the Company consolidates Jingwei Communications and its subsidiaries from its inception, consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

Description of Business

The Company is one of the leading providers of data mining and interactive marketing and software services in the PRC. The Company's services include market segmentation, customer trend and churn analysis, fraud detection and direct marketing services such as telemarketing, direct mailing and wireless value added services. The Company also operates a software services business, which provides a broad range of billing systems, provisioning solutions, decision support and customer relationship management systems for the leading mobile telecommunication carriers in the PRC.

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

The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on February 8, 2007, the effective date (“effective date”) of the Contractual Agreements. The fair value of the acquired net assets of Jingwei Communication was $6.6 million on the effective date, after eliminating all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the Contractual Agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest amounted to $7.9 million and $7.7 million as of June 30, 2011 and December 31, 2010, respectively. The change in amount was the result of foreign currency translation adjustment.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011, its consolidated results of operations and cash flows for the six months and three months ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Use of estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the amounts of revenues and expenses during the periods ended June 30, 2011 and 2010. Actual results could differ from those estimates.

Significant estimates based on management's best estimation include, but are not limited to, the valuation of account receivables and other receivables, inventories, the estimation on useful lives of property and equipment and intangible assets, the valuation of options, and allowance for deferred tax assets.

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

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Except for the ASUs above, in the first six months ended June 30, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-05, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3     ACCOUNTS RECEIVABLE, NET
As of June 30, 2011 and December 31, 2010, accounts receivable include the following (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$40,572	$36,598
Less: allowance for doubtful debts	2,885	2,040
	$37,687	$34,558

Note 4     INVENTORIES

As of June 30, 2011 and December 31, 2010, inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Installations in progress	$6,581	$5,780
Finished goods	941	-
	$7,522	$5,780

Note 5     INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of June 30, 2011 and December 31, 2010 as well as related amortization period for each asset class is as follows (in thousands):

Cost	June 30, 2011	December 31, 2010	Amortization Period
	(Unaudited)
Databases	$14,935	$14,864	8 years
Strategic alliance	7,378	7,278	5.5 years
Non-compete agreement	-	327	2 years
Customer relationship	800	782	5.2 yeas
Competed technology	521	509	4.2 years
Partnership agreement	1,469	1,435	4.2 years
Software	671	397	8 years
	25,774	25,592
Less: accumulated amortization	9,943	8,144
Net	$15,831	$17,448

Amortization expense for the six months ended June 30, 2011 and 2010 was $2,071 and $1,723, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was $1,053 and $893, respectively.

As of June 30, 2011, estimated amortization expenses for future periods are expected as follows:

Fiscal Year	Amount
2011	$1,989
2012	3,978
2013	3,918
2014	3,923
2015	1,675
Thereafter	348
$15,831

Note 6     INCOME TAX EXPENSE

United States

Jingwei International Limited is subject to the US federal tax at tax rate of 34%. No provision for US federal income taxes has been made as the Company had no US taxable income for the periods presented, and the earnings will be permanently reinvested in the PRC.

BVI

Jingwei BVI was incorporated in the BVI and, under the current laws of the BVI, it is not subject to income tax.

Hong Kong

Jingwei HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. Jingwei HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

PRC

The applicable income tax rates in 2011 for the Company’s PRC operating companies, New Yulong IT, New Yulong Software, Jingwei Hengtong, Jingwei Communication, Beijing New Media, Xinguochuang and Jiangsu Liandong, Haicom, are described as follows: New Yulong IT and Haicom are qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15%, which is subject to government review and approval every three years. New Yulong Software, Jingwei Hengtong, Jingwei Communication are all entitled to a preferential income tax rate of 24%, 22% and 22% respectively in 2011. Jiangsu Liandong is subject to 25% income tax rate in 2011. Beijing New Media as a small business taxpayer and taxed on a deemed basis, i.e. 2.5% of its reported total revenue, due to its small business status. Xinguochuang was approved for its application for preferential enterprise income tax treatment in 2010, which exempted the entity from income tax in 2010 and 2011, and entitled it to 12.5% for the subsequent three years and 25% thereafter.

For the six months ended June 30, 2011, the Company recognized an income tax expense of $58 on income before income taxes of $2,909, representing an effective income tax rate of 2.0%, as compared to an income tax expense of $149 on income before income taxes of $3,648, representing an effective income tax rate of 4.1% for the same period in 2010. The significantly lower effective tax rate than the statutory income tax rate in the current period is attributed to two factors: 1. To make the best use of Xinguochuang’s preferential tax status starting from 2010, the Company has shifted a significant portion of business operations from New Yulong Software and other affiliates to Xinguochuang, resulting in a significant tax saving in 2010 and in 2011; 2. the Company recorded deferred tax benefits of $131 in the current period.

Note 7  SHARE-BASED COMPENSATION

On May 21, 2008, the Company adopted the Jingwei International Limited 2008 Omnibus Securities and Incentive Plan (the “Plan”), which authorized the Company to grant options for the purchase shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option is granted under the Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options.

On April 16, 2008 the Company granted a total of 63 key employees of the Company, options to purchase a total of 301,100 shares of the Company’s common stock at a strike price equal to $4.95 and vested equally in four years. The contractual term is 10 years and it is non-transferable. The options were valued at $2.278 per unit on the grant date.

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

On September 29, 2009 the Company granted to Rick Luk, the former CEO of the Company, options to purchase a total of 200,000 shares of the Company’s common stock at a strike price equal to $1.64. The contractual term is 10 years. The options were valued at $0.883 per unit on the grant date. On June 29, 2010 the Company entered into an amended stock option agreement with Rick Luk to shorten the vesting period from three years in the original agreement to two years.

On November 5, 2009 the Company granted ToneTat Investment Limited (“ToneTat”) options to purchase a total of 500,000 shares of the Company’s common stock at a strike price of $2.10 per share as compensation for investor relations and financial advisory services. The contractual term is 3 years and it is non-transferable. The first batch of options to purchase 100,000 shares of common stock was vested on November 5, 2009, and was valued at $0.76 per unit on the grant date. The second batch of options to purchase 100,000 shares of common stock was vested on May 5, 2010, and was valued at $2.72 per unit. On June 27, 2011, the Company held a performance review with ToneTat in accordance with the Amendment No. 1 entered in May 2010, and acknowledged its satisfactory completion of services on the Company’s behalf. Therefore, the third batch of options to purchase 300,000 shares of common stock was vested on June 27, 2011, and was valued at $0.06 per unit on the grant date.

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

For the six months ended June 30, 2011 and 2010, total share-based compensation expense recognized for options under the Plan was $172 and $404, respectively. For the three months ended June 30, 2011 and 2010, total share-based compensation expense recognized for options under the Plan was $72 and $339, respectively.

The following table summarizes all of the Company’s stock option and warrant transactions for the six months ended June 30, 2011:

	Number of options and warrants	Weighted- average exercise price	Weighted-average remaining contractual life (Years)
Outstanding, January 1, 2011	2,477,800	$4.82	2.58
Granted	300,000	2.10	1.33
Forfeited	1,485,850	$5.97	4.42
Exercised	255,997	$1.79	8.49
Outstanding, June 30, 2011	1,035,953	$3.13	3.31

Exercisable options and warrants as of June 30, 2011:

Range of exercise prices	Number outstanding currently exercisable as of June 30, 2011	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options currently exercisable

$1.64-$7.00	602,528	2.0	$2.70

On June 2, 2011，the Company’s Board of Directors has authorized to repurchase up to an aggregate of $2 million of its outstanding common shares in the next twelve months (the “Share Repurchase Program”), subject to market and other conditions. Under the Share Repurchase Program, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. During the six months ended June 30, 2011, the Company has repurchased 300 shares at $1.57 per share on average. The Company has 26,342 treasury shares as of June 30, 2011.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted earnings per share:
Net income	$2,851	$3,499	$1,907	$2,479
Denominator for basic earnings per share—weighted average shares outstanding	20,390,342	17,049,000	20,427,007	17,049,000
Dilutive effect of stock-based compensation plan	132,612	382,701	20,512	451,595
Dilutive effect of contingently issuable shares	-	2,465,375	-	3,287,167

Denominator for diluted earnings per share	20,522,955	19,897,076	20,447,519	20,787,762
Basic earnings per share	$0.14	$0.21	$0.09	$0.15
Diluted earnings per share	$0.14	$0.18	$0.09	$0.12

Options and warrants to purchase 1.0 million shares of common stock at an average price $3.13 per share were outstanding during the six months ended June 30, 2011, but options and warrants to acquire 0.9 million shares of common stock were not included in the computation of diluted EPS because the effect would have been anti-dilutive. These options and warrants were still outstanding as of June 30, 2011.

Note 9     SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, i.e. data mining services, and software and system services. Information for the segments for the three and six months ended June 30, 2011 and 2010 in accordance with ASC 280 Segment Reporting is shown separately as follows (in thousands):

	Three Months Ended June 30,
	2011			2010
	(Unaudited)			(Unaudited)
	Data mining	Software		Data mining	Software
	Services	Services	Total	Services	Services	Total
Net Revenue	$4,823	$6,591	$11,414	$4,428	$3,802	$8,230
Gross profit	2,368	2,151	4,519	1,934	2,681	4,615
Net Income	1,000	907	1,907	1,039	1,440	2,479
Segment Assets	43,438	36,822	80,260	43,879	18,864	62,743
Depreciation& Amortization	1,219	37	1,256	840	36	876
Expenditure for segment assets	$36	$-	$36	$21	$-	$21

	Six Months Ended June 30,
	2011			2010
	(Unaudited)			(Unaudited)
	Data mining	Software		Data mining	Software
	Services	Services	Total	Services	Services	Total
Net Revenue	$8,438	$10,502	$18,940	$7,498	$5,851	$13,349
Gross profit	4,731	3,720	8,451	3,204	4,050	7,254
Net Income	1,596	1,255	2,851	1,559	1,940	3,499
Segment Assets	43,438	36,822	80,260	43,879	18,864	62,743
Depreciation& Amortization	2,308	198	2,506	1,660	71	1,731
Expenditure for segment assets	$534	$68	$602	$174	$-	$174

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

Note 10   COMMITMENTS AND CONTINGENCY

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of June 30, 2011 are as follows (in thousands):

Within 1 year	$211
Within 1-2 years	116
Within 2-3 years	-
Thereafter	-
$327

NOTE 11 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event has been identified.

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

Business Overview

We are one of the leading providers of data mining, interactive marketing and software services in the PRC. We have established multiple anchor customers in both the Telecom & Power sectors with long-term relationships since 2001. These relationships are expected to continue and further strengthen in 2011 as result of our technical competency and services leadership which continued to bring high value to the business of these customers. We offer a rich portfolio of business intelligence and interactive marketing services powered by a proprietary database with more than 400 million consumer profiles and a complementary set of Data Mining and Business Intelligence tools to enable customers to reach their targeted Chinese consumers. Services include market segmentation, customer churn, fraud detection, trend analysis, self-service reporting, database marketing, contact center services, mobile value-added services (MVAS) and multi-media, multi-channel advertising. In addition to the deployment of our “mobile application store” platform at China Telecom and the pilot platform in China Unicom in 2010, we have successfully designed and deployed mobile value-added services ("MVAS") Society Channel and marketing support system for China Unicom in Guangdong, Zhejiang and Fujian provinces, to leverage our core competences in data mining and interactive marketing to help them effectively operate and expand the society distribution channels on partnership and revenue sharing basis for mutual benefits. This will be another strategic growth initiative for the Company in 2011.

Our services assist customers in improving product development and marketing effectiveness, increase operational efficiency and profitability, helps identify new market trends, target audiences and opportunities, delivers effective marketing messages to targeted consumers and provides interactive, proactive and personalized marketing and advertising for optimal results. We have sharpened our focus to further develop our interactive marketing platform and integrated mobile value added service platforms with targeted outbound sales campaigns via mobile phone advertising and value added services, as well as customer service/order fulfillment using online stores and at call centers throughout the country.

Along-with our core data mining and interactive marketing services segment, we also operate a software services business, with proven leadership in quality billing, Business Intelligence, Provisioning Support, Decision Support, Operations Support and Customer Relationship Management software applications, primarily for China’s leading telecommunication services carriers. The software services business also strengthens sales opportunities for our high margin interactive marketing and data mining platform, and allows us to enhance our customer database.  At present, we have achieved leadership position in the deployment of billing and OSS solutions to support IPTV rollout for China Telecom in 23 out of the country’s 31 provinces. And, through our channel partners, we have also deployed our billing and OSS solution for telecom carriers in overseas countries including Africa, Middle East and Asia.

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

In the data mining segment, we presently own and manage a database containing detailed biographical, demographic and purchasing information on over 400 million Chinese consumers and a selected group of SMEs. We believe our database is one of the largest in China, and that it would be difficult for competitors to duplicate. The breadth of our database affords us the ability to conduct a wide range of interactive marketing and data mining processes. Once a target audience is identified through data mining analysis, we assist our customers in the promotion and marketing of new products and services through telemarketing, direct marketing and mobile text and interactive advertising. We share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Within our data mining services operations, we also offer carriers a vast range of MVAS. Unlike our competitors who mainly use carriers’ networks simply as a distribution channel, we work with  telecommunications carriers to design, build, operate and manage MVAS platforms jointly with them to offer to their customers under their own brands; based on which we have a share of the revenue derived from the services provided to their customers

The primary geographic focus of our operations is in China, with presence in more than 20 cities, where we derive most of our revenues. We conduct our business operations through Jingwei Hengtong, a wholly-owned subsidiary company of Jingwei that became the primary beneficiary of Jingwei Communication via various contractual agreements. Both companies are registered in China.

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

Business Outlook and Other Recent Developments

The Company has delivered strong performance in the first half of 2011 in sales, compared to the same period last year.  In data mining, we have expanded greatly our product offering in 3G related MVAS business, and have seen a significant revenue contribution from this part of the business in the current period. With the rising demands from consumers, we expect this business to continue to contribute to the sales and margin improvement of the data mining segment through 2011.

In the first quarter of 2011, the Company signed a strategic business partnering agreement with Zhejiang China Unicom to leverage Jingwei's data mining, interactive marketing and software service expertise to design, develop and operate Zhejiang China Unicom's mobile value-added services ("MVAS") Society Channel and marketing support system, to support its over 80,000 society channel depots in Zhejiang province, for optimal marketing results. With its early success in signing up subscribers for 3G service, China Unicom publicly announced a strategic focus to develop society channels at provincial levels, so as to continue to build up its lead in the 3G service. With the deployment of this platform and participation in its daily operation, Jingwei will enjoy a share of the revenues derived from sales and service contracts generated from the channel depots supported by the system. In the second quarter of 2011, the Company successfully deployed this product in Fujian province, and is current operating the system with early success. Furthermore, the Company is in discussion with several other provincial operators to leverage similar capabilities to benefit their local operation.

In the software services segment, in the first half of 2011 the Company continued to expand the deployment of internet protocol TV (“IPTV”) overseas through our business partner, as well as successfully completed another mobile application store platform development for a major telecom operator. It also took significant system integration contracts to develop a web-based integrated governmental service platform for local governments in Guangdong province. In addition, we have secured contracts to work with seven China Unicom’s regional offices to upgrade their integrated call center platforms, and to develop new capabilities called “Communication Managers”, to support China Unicom’s launch of the “WO Family Service” offering nationwide.

RESULTS OF OPERATIONS

Sales

	Three Months Ended June 30,
	2011		2010		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$4,823	42%	$4,428	54%	9%
Software services	6,591	58%	3,802	46%	73%
Total sales	$11,414	100%	$8,230	100%	39%

Total net revenue increased 39% in the second quarter year over year, due to robust growth in both segments.

Data mining.  Revenue in this segment increased by 9% for the second quarter compared to the same period in 2010, as the sales in 3G related MVAS continued to grow.

Software services. Revenue in this segment increased by 73% for the second quarter compared to the same period in 2010. The increase was mainly due to successful completion of a few large system integration orders.

	Six Months Ended June 30,
	2011		2010		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$8,438	45%	$7,498	56%	13%
Software services	10,502	55%	5,851	44%	79%
Total sales	$18,940	100%	$13,349	100%	42%

Total net revenue increased 42% in the first half year over year, due to robust growth in both segments.

Data mining.  Revenue increased by 13% for the first quarter compared to the same period in 2010, as the sales in 3G related MVAS continued to grow.

Software services. The increase in revenue by 79% for the first quarter compared to the same period in 2010. The increase was mainly due to a successful completion of another mobile application store platform development for a major telecom operator, as well as completion of a few large system integration orders.

Cost of Sales

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$2,455	$2,494	-2%
Software services	4,440	1,121	296%
Total cost of sales	$6,895	$3,615	91%

Total cost of sales was $6.9 million for the three months ended June 30, 2011, increasing by 91% from $3.6 million for the same period in 2010.

Data mining. Cost of data mining decreased by 2% for the three months ended June 30, 2011 compared to the same period in 2010. This improvement in cost control was mainly due to a strong growth in high-margin MVAS business and less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable change in product mix.

Software services.  Cost of software services increased 296% for the three months ended June 30, 2011 compared to the same period in 2010. This significant increase in cost is primarily attributed to changes in product mix in two areas: (a) the solutions delivered last year were primarily replication of similar IPTV support software deployed in different provinces, whereas products delivered this year had new functionalities that required substantially higher cost of implementation; and (b) several large scale system integration solutions had a high content of hardware acquired through third parties, which resulted in lower margin achieved for those orders.

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$3,706	$4,294	-14%
Software services	6,783	1,801	277%
Total cost of sales	$10,489	$6,095	72%

Total cost of sales was $10.5 million for the six months ended June 30, 2011, increasing by 72% from $6.1 million for the same period in 2010.

Data mining. Cost of data mining decreased by 14% for the six months ended June 30, 2011 compared to the same period in 2010. This improvement in cost control was mainly due to a strong growth in high-margin MVAS business and less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable change in product mix.

Software services.  Cost of software services increased 277% for the six months ended June 30, 2011 compared to the same period in 2010. This significant increase in cost is primarily attributed to changes in product mix in two areas: (a) the solutions delivered last year were primarily replication of similar IPTV support software deployed in different provinces, whereas products delivered this year had new functionalities that required substantially higher cost of implementation; and (b) several large scale system integration solutions had a high content of hardware acquired through third parties, which resulted in lower margin achieved for those orders.

Gross margin

	Three Months Ended June 30,
	2011	2010	% Change
Gross margin:
Data mining	49%	44%	5%
Software services	33%	71%	-38%
Total sales	40%	56%	-16%

Overall gross margin dropped by 16% year over year for the three months ended June 30, 2011 compared to the same period in 2010, mainly due to change in product mix in both business segments.

Data mining. The gross margin of data mining increased by 5% year over year for the three months ended June 30, 2011 compared to the same period in 2010. The significant improvement was mainly due to a strong growth in high-margin MVAS business and less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable improvement in segment margin.

Software services.  The gross margin of software services sales decreased 38% for the three months ended June 30, 2011 compared to the same period in 2010. This decrease in gross margin is mainly attributed to several large scale system integration orders in the current period, in which the Company delivered a high degree of hardware acquired through third parties.

	Six Months Ended June 30,
	2011	2010	% Change
Gross margin:
Data mining	56%	43%	13%
Software services	35%	69%	-34%
Total sales	45%	54%	-9%

Overall gross margin dropped by 9% year over year for the six months ended June 30, 2011 compared to the same period in 2010, mainly due to change in product mix in both business segments.

Data mining. The gross margin of data mining increased by 13% year over year for the six months ended June 30, 2011 compared to the same period in 2010. The significant improvement was mainly due to a strong growth in high-margin MVAS business and less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable improvement in segment margin.

Software services.  The gross margin of software services sales decreased 34% for the six months ended June 30, 2011 compared to the same period in 2010. This decrease in gross margin is mainly attributed to several large scale system integration orders in the current period, in which the Company delivered a high degree of hardware acquired through third parties.

Operating expenses

	Three Months Ended June 30,
	2011		2010
	(In thousands, except percentages)
		% of		% of
		total		total
	(Unaudited)	sales	(Unaudited)	sales	% of Changes

Selling, general and administrative expenses	$2,403	21%	$1,609	20%	49%
Research and development costs	781	7%	598	7%	31%
Total expenses	$3,184	28%	$2,207	27%	44%

Selling, General and Administrative Expenses.   The total selling, general and administrative expenses were $2.4 million for the three months ended June 30, 2011, compared to $1.6 million in the same period last year. The year-on-year increase in total expenses for the second quarter of 2011 was $0.8 million. The increase was mainly due to an increase of $0.4 million in bad debt provision, an increase of $0.3 million in salary and annual bonus, and an increase of $0.1 million in selling expenses from Haicom, business entity acquired in 2010.

Research and Development Costs.   The total R&D costs were $0.8 million for the three months ended June 30, 2011, which has increased 31%, as compared to the same period last year. The increase was mainly due to an increase of $0.2 million in amortization expense from technology acquired through the business acquisition last year.

	Six Months Ended June 30,
	2011		2010
	(In thousands, except percentages)
		% of		% of
		total		total
	(Unaudited)	sales	(Unaudited)	sales	% of Changes

Selling, general and administrative expenses	$4,982	26%	$2,563	19%	94%
Research and development costs	1,520	8%	1,331	10%	14%
Total expenses	$6,502	34%	$3,894	29%	67%

Selling, General and Administrative Expenses.   The total selling, general and administrative expenses were $5.0 million for the six months ended June 30, 2011, compared to $2.6 million in the same period last year. The year-on-year increase in total expenses was $2.4 million. The increase was mainly due to an increase of $0.9 million in bad debt provision, an increase of $0.3 million in professional service fees, an increase of $0.4 million in depreciation and amortization related to the business acquisition in the end of 2010, as well as an increase of $0.7 million in salary and annual bonus and $0.3 million in selling expense from acquisition of Haicom.

Research and Development Costs.   The total R&D costs were $1.5 million for the six months ended June 30, 2011, which has increased 14%, as compared to the same period last year. The increase was mainly due to an increase of $0.2 million in amortization expense from technology acquired through the business acquisition last year.

 LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$4,445	$7,519
Working capital	49,469	43,737
Stockholder’s equity	$63,652	$59,347

As of June 30, 2011, we had $4.4 million in cash and cash equivalents. While we have incurred a reduction in cash and cash equivalents in the last two quarters, largely resulting from a high growth of revenues and installment payment for business acquisition consideration, we believe our ability to generate cash flow from our operating activities, our focus and commitment in improving trade receivables, along with our available cash will be sufficient to fund our operating activities, capital expenditures and other obligations through 2011 and beyond.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash used in operating activities	$(2,616)	$(2,230)
Net cash used in investing activities	(1,373)	(174)
Net cash used in financing activities	(410)	-
Effect of foreign currency translation on cash and cash equivalents	1,325	98
Net decrease in cash and cash equivalents	(3,074)	(2,306)
Cash and cash equivalents - beginning of period	7,519	10,239
Cash and cash equivalents - end of period	$4,445	$7,933

Operating activities
Net cash used in operating activities for the six months ended June 30, 2011 was $2.6 million. This was primarily attributable to the net income of $2.9 million, adjusted by non-cash items of share-based compensation of $0.2 million, allowance for doubtful accounts of $1.2 million, and depreciation and amortization of $2.5 million, offset by a net decrease in cash from working capital items of $9.4 million.

Investing activities
Net cash used in investing activities for the six months ended June 30, 2011 was $1.4 million, which was attributable to $0.5 million spent on acquisition of properties and equipment, and $0.8 million installment payment for business acquisition consideration.

Financing activities

For the six months ended June 30, 2011, the Company has paid $0.4 million to its Chairman, Mr. Du, to partially pay off an interest free loan he provided to the Company at its development stage. In addition, the Company incurred $0.05 million short-term debts in total to the Chairman in the current quarter.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2011, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

We are not required to respond to this item because we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2011, Jingwei announced that its Board of Directors has approved the repurchase of up to $2 million of its outstanding common shares in the next twelve months, subject to market and other conditions.  Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand; any shares of common stock repurchased under the program will be returned to treasury.

The following table includes the information for securities repurchased for the three month ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2011 (06/03/2011 – 06/30/2011)	300	$1.57	300	$1,999,518.50
Total	300	$1.57	300	$1,999,518.50

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit	Description

10.1	Amendment No. 1 to the Jingwei International Limited 2008 Omnibus Securities and Incentive Plan.

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

JINGWEI INTERNATIONAL LIMITED

By:	/s/ George Du
Name: George Du
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)