Form 10-K/A
period 2010-12-31
Jingwei International LTD
filed 2011-09-20
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission File Number: 001-34744

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

As of March 30, 2011, there were 20,354,209 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This annual report on Form 10-K is being filed as Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No. 1”) which was originally filed on March 31, 2011 with the Securities and Exchange Commission. This Amendment No. 1 is filed solely with respect to the following items:

-	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

-	Part II, Item 8 – Financial Statements and Supplementary Data

Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to March 31, 2011, the filing date of the original report.

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

Most of our operations are conducted through our affiliated companies which the Company controls through contractual agreements in the form of variable interest entities. Current regulations in China permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

A.
Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.
The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of December 31, 2010, there were $28.9 million retained earnings in aggregate available for distribution, aside from $3.6 million statutory reserve fund. The retained earnings from PRC subsidiaries and VIEs are subject to 10% PRC dividend withholding taxes upon distribution. There were no significant differences between retained earnings as determined in accordance with PRC accounting standards as compared to retained earnings as presented in our financial statements.

Most of our net revenues are currently generated in Renminbi. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:
•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

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

Our trading terms with our customers are mainly on credit. Accounts receivable are presented net of an allowance for doubtful accounts. The Days Sales Outstanding as of December 31, 2010 was 277 days, as compared to 255 days as of December 31, 2009. The impact of the increase on our liquidity was not significant, as the current ratio as of December 31, 2010 was kept at 6.37. The following table shows the aging of accounts receivable at the end of 2010 and 2009:

Year	AR Balance	< 1 year	1-2 years	2-3 years	> 3 years	Revenue
2010	34,558	23,528	9,634	1,396	-	37,641
2009	23,457	19,214	4,128	115	-	30,259

The balance of accounts receivable has increased by 48% to $34.5 million, mainly due to the following factors:

A.	The Company has successfully grown its sales by 24% in 2010;

B.
The Company has experienced strong seasonality in quarterly sales results, with 64% of the total revenue achieved in the second half of 2010. Accordingly, a high percentage of the accounts receivable recorded during the period will be collected after year-end, due to our long credit period;

C.	The Company has aggressively grown its business in the past two years, extending credit terms to a few less credit worthy new customers

Our long credit period arises because our major end customers are the three major telecom carriers in the China telecom market (“China Mobile”, “China Unicom” and “China Telecom”). Due to their virtual monopoly in the market, they have a clear advantage over service provider like us in negotiations regarding payment term and credit periods. At present, the standard credit term is usually between three to six months. Moreover, these customers, as State-controlled enterprises, release payments based on their internal schedule, as it takes various management levels to review and approve payment requests. In the last few years, the major telecom carriers have been through massive merger, business restructuring, and management shakeup, often causing delays in decision making in various aspects of their operations. So the payment process often takes longer than set forth in the contract.

In spite of the complicated collection process, we still regarded the telecom carriers, all of which are State-controlled enterprises, as “blue chip” companies with abundant financial resources. In the past the majority of accounts receivable has been collected for the full invoiced amounts.  We have a long-term business relationship with these customers, and believe the complication of fee collection will not lead to the uncertainty in receiving payment.

In addition to general provisions, specific provision is made against trade receivables aged for more than one year to the extent when collection appears doubtful. As of December 31, 2010, we have made judgments about credit worthiness of each customer, and set up allowance for uncollectible account as high as 50% for all of the accounts receivable aged greater than two years but within three years, and as high as 30% for selected accounts receivable aged greater than one year but within two years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our independent registered public accounting firm’s report and our consolidated financial statements begin on page F-1.

3. Exhibits

Number	Description

23.1	Consent of Bernstein & Pinchuk

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

JINGWEI INTERNATIONAL LIMITED

Dated: September 20, 2011	By:	/s/ George Du
		Name:	George Du
		Title:	Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 20, 2011	By:	/s/ George Du
		Name:	George Du
		Title:	Chief Executive Officer, President and Chairman (Principal Executive Officer)

Dated: September 20, 2011	By:	/s/ Yong Xu
		Name:	Yong Xu
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 20, 2011	By:	/s/ Corla Chen
		Name:	Corla Chen
		Title:	Director

Dated: September 20, 2011	By:	/s/ Jason Chen
		Name:	Jason Chen
		Title:	Director

Dated: September 20, 2011	By:	/s/ Lily Sun
		Name:	Lily Sun
		Title:	Director

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

iii.    Bundled mobile products

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue, net of taxes, when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.

These arrangements only require us to provide bundled mobile products, which include handsets and customized software, but not PCS, other services, deliverables or obligations on the part of the Company. As soon as the products are transferred to the customer, our performance is complete. The customer’s payments for the products are fixed. Therefore, these arrangements do not involve multiple deliverables, and are not deemed to be multi element arrangements in accordance with ASC 605-25 or ASC 985-605.

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

Undistributed foreign earnings amounted to approximately $28,948 as of December 31, 2010. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to up to $2,895 of PRC foreign withholding tax.

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

During the years ended December 31, 2010 and 2009, if the Company’s subsidiaries and VIEs in the PRC were neither in the tax holiday period nor had they been specifically allowed special tax concessions, the income tax expense and earnings per share amounts would be as follows:

	2010	2009
Change in income tax expense	2,368	822
Net income per common share - basic	0.13	0.05
Net income per common share - diluted	0.13	0.05

New Yulong IT and Haicom are qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15%, which is subject to government review and approval every three years. Their current preferential tax treatments ended on December 31, 2010, and are currently under government review for renewal. Xinguochuang has been exempted from income tax until December 31, 2011, and will be entitled to a reduced income tax rate of 12.5% until December 31, 2014.

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

Per the above two agreements, the current vesting conditions and vesting schedule are as followings:
(a) be immediately vested and exercisable as to One Hundred Thousand (100,00) Shares as of November 5, 2009;
(b) become vested and exercisable as to an additional One Hundred Thousand (100,000) Shares upon the Optionee’s satisfactory completion of six (6) months of services;
(c) become vested and exercisable as to the remaining Three Hundred Thousand (300,000) Shares, upon satisfactory completion of services till 03/31/2011.

In accordance with ASC 505-50-25-7, the first 100,000 shares shall be recognized in November 2009, when these fully vested, nonforfeitable equity instruments are issued at the date the Company and ToneTat enter into an agreement for services. Also, because of the elimination of any obligation on the part of the grantee to earn the equity instruments, a measurement date of November 5, 2009 has been reached, in accordance with ASC 505-50-30-15.

In accordance with ASC 505-50-30-11/12/13, a performance commitment does not exist based on the consulting agreement with ToneTat. Therefore, the Company recognized the compensation expense related to the additional 100,000 shares in the second quarter of 2010, when ToneTat’s performance is complete. The measurement date was decided to be May 5, 2010.

The amendment on May 5, 2010 modified the vesting conditions for the last 300,000 shares to extend the service term until March 31, 2011. There is still no performance commitment from the consultant before completion of performance, as ToneTat may quit before completion, The 300,000 stock options are thus ultimately measured when performance is complete in 2011.

The Company entered into the amendment before the measurement date of the 300,000 shares based on the original agreement. Therefore, the Company did not recognize any compensation expense, nor record any modification entries in this regards in 2010.

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

The value of options granted was estimated on the date of the respective grant using the following weighted average assumptions:

	2010	2009	2008
Weighted average risk-free rate of return	2.56%	0.63%	3.20%
Weighted average expected option life	3.76	4.07	5.63
Weighted average volatility rate	64.1%	76.0%	75.9%
Weighted average dividend yield	0%	0%	0%

As of December 31, 2010, there was $861 unrecognized share-based compensation cost, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 2.17 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

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

The total exercisable options and warrants as of December 31, 2010 include: a) 1,459,850 warrants issued in a private placement on May 16, 2007; b) 233,000 shares of options issued to consultants in 2008 and 2009; c) 257,350 shares issued to employees under the 2008 Incentive Plan.

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

On February 8, 2007, Jingwei Hengtong and Jingwei Communications entered into a series of VIE agreements for a term of ten years. Upon the execution of these agreements, Jingwei HengTong became the primary beneficiary of Jingwei Communications, which allowed the Company to consolidate the financial results of Jingwei Communications and its subsidiaries. The agreements with Jingwei Communications are described as followings:

Exclusive Technology Consulting Services Agreement. Pursuant to the exclusive technology consulting services agreement between Jingwei HengTong and Jingwei Communications, Jingwei HengTong has the exclusive right to provide to Jingwei Communications technology consulting services related to the design, development and implementation of computer software and the maintenance of networks, and provide access to Jingwei HengTong’s team of personnel who have extensive experience in information technology services. Under the terms of this agreement, Jingwei HengTong has agreed to pay all of the operating costs incurred by Jingwei Communications and Jingwei Communications shall pay bi-monthly service fees to Jingwei HengTong consisting of all income from the business operations. This agreement is for a ten year term expiring on February 8, 2017, with an automatic one (1) year renewal. During the term of this Agreement, Jingwei Communications shall not terminate this Agreement unless Jingwei HengTong engages in any gross negligence, fraud, other illegal acts or is confronted with the bankruptcy. Notwithstanding the aforesaid provisions, Jingwei HengTong may terminate this Agreement at any time with a written notice to Jingwei Communications within thirty (30) days in advance.

Operating Agreement. Pursuant to the operating agreement among Jingwei HengTong, Jingwei Communications and the shareholders of Jingwei Communications, Jingwei HengTong agrees to guaranty Jingwei Communications’s performance of its obligations under contracts, agreements and transactions between Jingwei Communications and third party customers. In return for the guaranty, Jingwei Communications has pledged its accounts receivables and all of its assets to Jingwei HengTong. The shareholders of Jingwei Communications have also agreed to appoint persons recommended by Jingwei HengTong to serve on Jingwei Communications’s Board of Directors and to appoint Jingwei HengTong’s managers as managers of Jingwei Communications. In addition, Jingwei Communications and its shareholders agree that without the prior consent of Jingwei HengTong, Jingwei Communications will not engage in any transactions that could materially affect the assets, liabilities, obligations, rights or operations of Jingwei Communications, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, including intellectual property rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operations to any third party. This agreement is for a ten year term expiring on February 8, 2017, may be extended only upon Jingwei HengTong’s written confirmation prior to the expiration of this Agreement and the extended term shall be determined by both parties hereto through mutual consultation. During the valid term of this Agreement, Jingwei Communications shall not terminate this Agreement. Notwithstanding the above stipulation, Jingwei HengTong shall have the right to terminate this Agreement at any time by issuing a thirty (30) days prior written notice to Jingwei Communications.

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

As a result of the Operating Agreement, the Company was granted with unconstrained decision making rights and power over key operational functions within the VIEs. As a result of Exclusive Technology Consulting Services Agreement the Company will bear all of the VIEs operating costs in exchange for 100% of the net income the VIEs. There is not any income or loss of the VIE attributed to other parties. The Company does not have any equity interest in our VIEs, but instead has the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with VIEs and their shareholders.

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of Jingwei Communications for a number of reasons. For example, their interests as shareholders of Jingwei Communications and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in disruption of its business, and the Company cannot assure that the outcome will be in its favor. Apart from the above risks, there is no significant judgments or assumptions regarding enforceability of the contracts. Mr. George Du, Chairman of the Company, also is the controlling stockholder of Jingwei Communications, who holds 90% of its common shares.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the VIEs, and its ability to conduct its business may be materially and adversely affected. At present, the equity interest pledge agreement has not been registered with the PRC regulator.

None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets. As of December 31, 2010 and December 31, 2009, respectively, there was $15,059 and $20,710 of liabilities of the Company’s consolidated VIEs for which creditors did not have recourse to the general credit of the Company or its subsidiaries.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	Years Ended December 31,
	2010	2009
Total assets	$53,122	$51,857
Total liabilities	15,059	20,710

	Years Ended December 31,
	2010	2009
Revenues	$28,047	$25,141
Net Income	10,004	5,969

To fund the operations of VIEs in China, Jingwei HengTong has provided the VIEs with zero interest intercompany loans in 2007 and later periods in the total of $11,456, with no specific repayment terms.

Most of our operations are conducted through our affiliated companies which the Company controls through contractual agreements in the form of variable interest entities. Current regulations in China permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of these Chinese affiliates to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

A.
Under PRC law, our subsidiary may only pay dividends after 10% of its after-tax profits have been set aside as reserve funds, unless such reserves have reached at least 50% of its registered capital. Such cash reserve may not be distributed as cash dividends.

B.
The PRC Income Tax Law also imposes a 10% withholding income tax on dividends generated on or after January 1, 2008 and distributed by a resident enterprise to its foreign investors, if such foreign investors are considered as non-resident enterprise without any establishment or place within China or if the received dividends have no connection with such foreign investors’ establishment or place within China, unless such foreign investors’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

As of December 31, 2010, there were $28.9 million retained earnings in aggregate available for distribution, aside from $3.6 million statutory reserve fund. The retained earnings from PRC subsidiaries and VIEs are subject to 10% PRC dividend withholding taxes upon distribution. There were no significant differences between retained earnings as determined in accordance with PRC accounting standards as compared to retained earnings as presented in our financial statements.

Most of our net revenues are currently generated in Renminbi. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:
•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

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