Form 10-Q
period 2011-09-30
Jingwei International LTD
filed 2011-11-14
CIK 1314183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  to.

Commission File Number: 000-51725

JINGWEI INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	20-1970137
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 701-702, Building14, Keji C. Rd., 2nd, Software Park,

Nanshan District,

Shenzhen, PRC 518057
(Address of Principal Executive Offices including Zip Code)

+86 755 8343 7888
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2011, there were 20,438,461 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4-15

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(in US dollars thousands, except share and par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,045	$7,519
Accounts receivable, less allowance of doubtful accounts of $4,163 and $2,040, respectively	38,447	34,558
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $139 and $134, respectively	7,952	3,610
Inventories	8,591	5,780
Deferred tax assets	321	413
Amount due from a stockholder	868	-
Total current assets	60,224	51,880

Non-current assets
Property, plant and equipment, net	1,805	1,854
Intangible assets, net	15,006	17,448
Long-term investment	784	1,797
Goodwill	3,321	3,209
Total assets	$81,140	$76,188

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$6,685	$4,122
Accruals and other payable	1,716	1,890
Income tax payable	1,601	1,610
Deferred tax	265	259
Loan from a stockholder	268	262
Amount due to a related company	819	-
Total current liabilities	11,354	8,143

Non-current liabilities
Deferred tax liabilities	804	965
Total liabilities	12,158	9,108

Commitments and contingencies	-	-
Equity
Common stock, ($0.001 par value; 75,000,000 shares authorized; 20,478,676 and 20,350,167 shares issued as of September 30, 2011 and December 31, 2010, respectively; 20,438,461 and 20,347,167 shares outstanding as of September 30, 2011 and December 31, 2010, respectively)	21	20
Treasury stock, at cost (40,215 shares and 3,000 share as of September 30, 2011 and December 31, 2010, respectively)	(129)	(12)
Additional paid-in capital	20,386	22,502
Statutory and other reserves	3,590	3,590
Retained earnings	30,993	28,948
Accumulated other comprehensive income	6,118	4,299
Total Company’s stockholders' equity	60,979	59,347
Noncontrolling interest	8,003	7,733
Total equity	68,982	67,080

Total liabilities and equity	$81,140	$76,188
See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(in US dollars thousands, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$27,602	$23,749	$8,638	$10,410
Cost of sales	15,222	11,660	4,719	5,570
Gross profit	12,380	12,089	3,919	4,840

Operating expenses
Selling, general and administrative expenses	8,013	4,023	3,040	1,462
Research and development costs	2,355	1,867	835	536
	10,368	5,890	3,875	1,998

Income from operations	2,012	6,199	44	2,842

Other income (expenses)
Subsidy income	1,265	392	344	71
Interest income	72	46	32	13
Interest expense	-	(5)	-	(1)
Impairment loss on long-term investments	(1,059)	-	(1,059)	-
Other expense	(2)	(74)	(2)	(14)
	276	359	(686)	69

Income (loss) before income taxes	2,288	6,558	(642)	2,911
Income tax expense	243	316	184	167

Net income (loss)	2,045	6,242	(826)	2,744
Less: Net income attributable to noncontrolling interest	-	-	-	-
Net income (loss) attributable to the Company’s stockholders	2,045	6,242	(826)	2,744
Foreign currency translation adjustment	2,089	936	628	748
Comprehensive income	$4,134	$7,178	$(198)	$3,492
Comprehensive income attributable to noncontrolling interest	270	156	92	124
Comprehensive income attributable to the Company’s stockholders	3,864	7,022	(290)	3,368
Basic earnings (loss) per share	$0.10	$0.34	$(0.04)	$0.13
Diluted earnings (loss) per share	$0.10	$0.31	$(0.04)	$0.13
Weighted average common shares outstanding
Basic	20,407,859	18,156,763	20,442,322	20,336,167
Diluted	20,467,059	20,015,271	20,442,322	20,642,134

See notes to consolidated financial statements.

Jingwei International Limited and Subsidiaries
Consolidated Statements of Cash Flows
(in US dollars thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,045	$6,242
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,770	2,625
Allowance for doubtful accounts	2,527	-
Share-based compensation expense	200	495
Loss on investment impairment	1,059
Changes in operating assets and liabilities:
Accounts receivables	(6,417)	(8,815)
Other receivables, prepayments and deposits	(4,342)	967
Inventories	(2,811)	(2,290)
Deferred tax asset	(63)	(27)
Amount due from shareholders	(868)
Accounts payable	2,500	(31)
Accruals and other payables	(410)	235
Amount due to related companies	819
Income tax payable	(9)	(31)
Net cash used in operating activities	(2,000)	(630)
Cash flows from investing activities
Acquisition of property and equipment	(562)	(223)
Acquisition of intangible assets	(69)	(187)
Cash paid for business acquisition	(2,004)	-
Net cash used in investing activities	(2,635)	(410)
Cash flows from financing activities
Repurchase of common shares	(39)
Loan from a stockholder	118
Repayment of stockholder loans	(412)	-
Net cash used in financing activities	(333)	-
Effect of foreign currency translation on cash and cash equivalents	1,494	904
Net decrease in cash and cash equivalents	(3,474)	(136)
Cash and cash equivalents - beginning of period	7,519	10,239
Cash and cash equivalents - end of period	$4,045	$10,103
Supplemental Disclosure of Cash Flow Information
Income tax paid	$412	$404
Interest paid	$-	$-

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

Immediately following the closing of the merger, Neoview changed its name to Jingwei International Limited (“the Company”), and consummated a private placement of 3,395,000 units on May 16, 2007, each consisting of one (1) share of its common stock and 0.3 of a warrant to purchase one (1) share of its common stock, at a price per unit of $5.00 for for aggregate gross proceeds of $16,975.

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

On February 8, 2007, Jingwei Hengtong entered into a series of contractual agreements (“Contractual Agreements”) for a ten-year term with Jingwei Communication, a PRC company established on May 8, 2001 to develop computer software and telecommunication equipments, to operate call centers, as well as to provide internet and mobile value added services. Pursuant to the Contractual Agreements, Jingwei Hengtong has agreed to exclusively provide to Jingwei Communication technology consulting services, and bear all of Jingwei Communication’s operating costs, in exchange for all of its income from the business operations. Jingwei Hengtong has also agreed to guarantee Jingwei Communication’s performance of its obligations under contracts, agreements and transactions between Jingwei Communication and third party customers. In return, Jingwei Communication had pledged its accounts receivables and all of its assets to Jingwei Hengtong. Moreover, the stockholders of Jingwei Communication have also entered into pledge agreements with Jingwei Hengtong, pursuant to which they agreed to pledge all their rights and interests, including voting rights, in favor of Jingwei Hengtong. Jingwei Hengtong was also granted an option to acquire the equity interests of Jingwei Communication within 10 years for a purchase price equal to its shareholders’ original paid-in price or the lowest price permissible under PRC laws. Finally, Jingwei Hentong had made an interest-free loan to Jingwei Communications to fund its capitalization, which can only be repaid upon the shareholders of Jingwei Communication transferring their equity interests to Jingwei Hengtong.

The noncontrolling interest does not change since 100% of all income and losses are allocated to the Company in accordance with the Contractual Agreements.  Since there is no dividend distribution to noncontrolling interest, its balance changed between periods according to the exchange rate during that period.

Because of the above Contractual Agreements, which assigned all of Jingwei Communication equity owners' rights and obligations to Jingwei Hengtong the equity owners of Jingwei Communication lacked the ability to make decisions that have a significant effect on Jingwei Communication and its subsidiaries’ operations, and Jingwei Hengtong was entitled to the profits from the operation of Jingwei Communication and its subsidiaries, and assumed all of the residual benefits. Because Jingwei Hengtong and its indirect parent, Jingwei International Limited, are the sole interest holders of Jingwei Communication, the Company consolidates Jingwei Communication and its subsidiaries from its inception, consistent with the provisions of FASB Accounting Standards Codification ("ASC") 810-10.

PRC regulations prohibit direct foreign ownership of entities engaged in certain restricted businesses, including the provision of value-added telecommunications services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, the Company engages in such businesses through contractual commitments with the VIEs, principally Jingwei Communication and the subsidiaries directly or indirectly controlled by Jingwei Communication, included New Yulong IT, New Yulong Software, Jiangsu Liandong, Xinguochuang and Haicom.

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

The Company entered into an Agreement on September 23, 2011 to dispose of its legacy media business in Beijing New Media to Mr. George Du (the "Purchaser"), the CEO, President and Chairman of the Company. Due to the Company's shift in strategic direction, Beijing New Media's business operation has been winding down in the last two years. The Purchaser agreed to acquire 100% of Beijing New Media at a purchase price of $868 in cash, equal to the net book value of Beijing New Media. This business disposal was completed on September 29, 2011.

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

The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company used the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on February 8, 2007, the effective date (“effective date”) of the Contractual Agreements. The fair value of the acquired net assets of Jingwei Communication was $6.6 million on the effective date, after eliminating all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the Contractual Agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest amounted to $8.0 million and $7.7 million as of September 30, 2011 and December 31, 2010, respectively. The change in amount was the result of foreign currency translation adjustment.

Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011, its consolidated results of operations and cash flows for the nine months and three months ended September 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Use of estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the amounts of revenues and expenses during the periods ended September 30, 2011 and 2010. Actual results could differ from those estimates.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In the first nine months of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-09, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3     DISCONTINUED OPERATIONS

The Company entered into an Agreement on September 23, 2011 to dispose of its legacy media business in Beijing New Media to Mr. George Du (the "Purchaser"), the CEO, President and Chairman of the Company. Due to the Company's shift in strategic direction, Beijing New Media's business operation has been winding down in the last two years. The Purchaser agreed to acquire 100% of Beijing New Media at a purchase price of $868 in cash, equal to the net book value of Beijing New Media. This acquisition was completed on September 29, 2011.

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the year-to-date period ended September 29, 2011 and for the year ended December 31, 2010 were as follows:

	Nine Months Ended September 30
	2011	2010
	(unaudited)	(unaudited)
Revenue	$-	$-
Loss before income tax	$(4)	$(401)
Income tax benefit	-	-
Loss from discontinued operations, net of tax	$(4)	$(401)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of September 29, 2011 and December 31, 2010 include the following:

	September 30, 2011 (unaudited)	December 31, 2010

Assets:
Current assets:
Cash and cash equivalents	$9	$7
Other Receivables	29	4
Amount due from related companies (Jingwei Communication)	819	818
Total current assets	857	830

Non-current assets:
Property and equipment, net	15	17
Total assets of discontinued operations	$872	$847
Liabilities:
Current Liabilities:
Accounts payable	$4	$4
Total current liabilities	4	4

Total liabilities of discontinued operations	$4	$4

As the fair value of the assets and liabilities disposed in total were estimated to be equal to Beijing New Media’s sales price as of the closing date, the Company did not recognize any gain or loss on disposal of Beijing New Media.

Note 4     FINAL SETTLEMENTS IN HAICOM ACQUISITION

In connection with the acquisition of Haicom on November 2, 2010, the Company recorded a contingent consideration for the issuance of 667,802 common stocks at a fair value of $2,992, all of which was recorded as Additional Paid-in Capital. Upon the request from a former shareholder of Haicom for early service termination, the Company reviewed Haicom’s operation results since the completion of the acquisition, and entered into final settlements separately on August 31, 2011 and September 5, 2011 with former shareholders of Haicom. The terms include: 1. to remove the performance conditions on 2011 operation results; 2. to replace the contingent share issuance arrangement with a cash installment plan totaling $2,504, which includes the first payment of $1,252 to be made before September 30, 2011, and the second payment of $1,252 to be made before January 31, 2012.

Upon the final settlement, the Company incurred a payment obligation of $2,504 or RMB 16,000 in exchange for elimination of contingent consideration of share issuance.  The final settlement was deemed as a repurchase of shares with $2,393 (translated at a historic exchange rate on the closing date) or RMB 16,000 as the repurchase price, thereby reducing Additional Paid-in Capital by the same amount.

The Company has made a payment of $1,252 before September 30, 2011, and recorded an Other Payable balance of $1,252 for the second payment as of September 30, 2011.

In relation to the final settlement, the Company performed a goodwill impairment test on September 30, 2011. Based on the impairment test performed, no impairment charge was recognized in for the nine months ended September 30, 2011.

Note 5     ACCOUNTS RECEIVABLE, NET

As of September 30, 2011 and December 31, 2010, accounts receivable include the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable	$42,610	$36,598
Less: allowance for doubtful debts	4,163	2,040
	$38,447	$34,558

Note 6     INVENTORIES

As of September 30, 2011 and December 31, 2010, inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Installations in progress	$7,248	$5,780
Finished goods	1,343	-
	$8,591	$5,780

Note 7     INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of September 30, 2011 and December 31, 2010 as well as related amortization period for each asset class is as follows (in thousands):

Cost	September 30, 2011	December 31, 2010	Amortization Period
	(Unaudited)
Databases	$15,050	$14,864	8 years
Strategic alliance	7,437	7,278	5.5 years
Non-compete agreement	-	327	2 years
Customer relationship	810	782	5.2 yeas
Competed technology	527	509	4.2 years
Partnership agreement	1,486	1,435	4.2 years
Software	678	397	8 years
	25,988	25,592
Less: accumulated amortization	10,982	8,144
Net	$15,006	$17,448

Amortization expense for the nine months ended September 30, 2011 and 2010 was $3,100 and $2,527, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 was $1,029 and $804, respectively.

As of September 30, 2011, estimated amortization expenses for future periods are expected as follows:

Fiscal Year	Amount
2011	$1,006
2012	4,023
2013	4,014
2014	3,967
2015	1,693
Thereafter	303
$15,006

Note 8      LONG TERM INVESTMENT

In December 2008, New Yulong IT invested in Shanghai Jiuhong Investment Group Limited (“Jiuhong”) for a 19.8% equity interest, as an initial attempt to expand its data mining service into commercial real estate leasing market with Jiuhong. The investment is accounted for under the cost method, as the Company does not have a significant influence over the business and operations of Jiuhong.

The Company did not receive any dividends in 2011, and has not received any dividends in excess of the proportionate share of accumulated earnings since the date of acquisition, as a reduction of the cost of the investment.

In the current quarter, the Company performed an impairment test, and estimated that the expected cash flows from the investment would be significantly lower than our estimate before. Moreover, the Company believed such a decline in the value of a long term investment would be other than temporary. Therefore, an impairment charge of $1,059 has been recorded and the carrying amount of the investment was reduced to $784 to recognize the decline.

Note 9     GOODWILL

As of September 30, 2011 and December 31, 2010, the balances of goodwill include the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Goodwill	$3,321	$3,209
Less: accumulated impairment loss	-	-
	$3,321	$3,209

The balance of goodwill was recognized in acquisition of Haicom. In relation to the final settlement with former shareholders of Haicom, the Company conducted a review of Haicom’s operation performance since the closing of the acquisition, and performed a goodwill impairment test on September 30, 2011. Based on the impairment test performed, no impairment charges were recognized in 2011.

Note 10     INCOME TAX EXPENSE

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

PRC

The applicable income tax rates in 2011 for the Company’s PRC operating companies, New Yulong IT, New Yulong Software, Jingwei Hengtong, Jingwei Communication, Xinguochuang and Jiangsu Liandong, Haicom, are described as follows: New Yulong IT and Haicom are qualified as high-tech software enterprises and entitled to a preferential income tax rate of 15%, which is subject to government review and approval every three years. New Yulong Software, Jingwei Hengtong, Jingwei Communication are all entitled to a preferential income tax rate of 24%, 22% and 22% respectively in 2011. Jiangsu Liandong is subject to 25% income tax rate in 2011. Xinguochuang was approved for its application for preferential enterprise income tax treatment in 2010, which exempted the entity from income tax in 2010 and 2011, and entitled it to 12.5% for the subsequent three years and 25% thereafter.

For the nine months ended September 30, 2011, the Company recognized an income tax expense of $243 on income before income taxes of $2,905, representing an effective income tax rate of 8.4%, as compared to an income tax expense of $316 on income before income taxes of $6,558, representing an effective income tax rate of 4.8% for the same period in 2010. The significantly lower effective tax rate than the statutory income tax rate in the current period is attributed to the following factor: 1. To make the best use of Xinguochuang’s preferential tax status starting from 2010, the Company has shifted a significant portion of business operations from New Yulong Software and other affiliates to Xinguochuang, resulting in a significant tax saving in 2010 and in 2011;

Note 11     RELATED PARTY TRANSACTIONS

In relation to the business disposal of Beijing New Media, the Company recorded $868 as amount due from the shareholder, Mr. George Du, to be fully paid in cash within three months after the closing date. Upon the disposal, Jingwei recorded $819 as amount due to a related party, which refer to Beijing New Media, because Beijing New Media has changed from a subsidiary of the Company to a related entity completely owned by Mr. George Du.

Note 12  SHARE-BASED COMPENSATION

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

For the nine months ended September 30, 2011 and 2010, total share-based compensation expense recognized for options under the Plan was $200 and $496, respectively. For the three months ended September 30, 2011 and 2010, total share-based compensation expense recognized for options under the Plan was $28 and $92, respectively.

The following table summarizes all of the Company’s stock option and warrant transactions for the nine months ended September 30, 2011:

	Number of options and warrants	Weighted- average exercise price	Weighted-average remaining contractual life (Years)
Outstanding, January 1, 2011	2,477,800	$4.82	2.58
Granted	300,000	$2.10	1.08
Forfeited	1,623,350	$5.77	4.74
Exercised	255,997	$1.79	8.24
Outstanding, September 30, 2011	898,453	$3.06	2.87

Exercisable options and warrants as of September 30, 2011:

Range of exercise prices	Number outstanding currently exercisable as of September 30, 2011	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options currently exercisable

$1.64-$7.00	655,966	1.92	$2.81

On June 2, 2011, the Company’s Board of Directors has authorized to repurchase up to an aggregate of $2 million of its outstanding common shares in the next twelve months (the “Share Repurchase Program”), subject to market and other conditions. Under the Share Repurchase Program, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. During the nine months ended September 30, 2011, the Company has repurchased 14,173 shares at $2.73 per share on average under the Share Repurchase Program. In addition, the Company has bought back 23,042 public shares as treasury shares in relation to the exercise of employee stock options during the same period, and accounted for them as equity transactions under cost method. The Company has 40,215 treasury shares in total as of September 30, 2011, and 3,000 treasury shares as of December 31, 2010.

Note 13 BASIC AND DILUTED EARNINGS PER SHARE

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Numerator for basic and diluted earnings per share:
Net income (loss)	$2,045	$6,242	$(826)	$2,744
Denominator for basic earnings per share - weighted average shares outstanding	20,407,859	18,156,763	20,442,322	20,336,167
Dilutive effect of stock-based compensation plan	59,200	214,924	-	305,967
Dilutive effect of contingently issuable shares	-	1,643,584	-	-

Denominator for diluted earnings per share	20,467,059	20,015,271	20,442,322	20,642,134
Basic earnings per share	$0.10	$0.34	$(0.04)	$0.13
Diluted earnings per share	$0.10	$0.31	$(0.04)	$0.13

Options and warrants to purchase 0.9 million shares of common stock at an average price $3.06 per share were outstanding during the nine months ended September 30, 2011, but options and warrants to acquire 0.8 million shares of common stock were not included in the computation of diluted EPS because the effect would have been anti-dilutive. These options and warrants were still outstanding as of September 30, 2011.

Note 14     SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, i.e. data mining services, and software and system services. Information for the segments for the three and nine months ended September 30, 2011 and 2010 in accordance with ASC 280 Segment Reporting is shown separately as follows (in thousands):

	Three Months Ended September 30,
	2011			2010
	(Unaudited)			(Unaudited)
	Data mining Services	Software Services	Total	Data mining Services	Software Services	Total
Net Revenue	$3,569	$5,069	$8,638	$5,306	$5,104	$10,410
Gross profit	1,871	2,048	3,919	1,770	3,070	4,840
Net Income	(394)	(432)	(826)	1,003	1,741	2,744
Segment Assets	42,605	38,535	81,140	46,816	21,263	68,079
Depreciation& Amortization	1,158	102	1,260	897	65	962
Expenditure for segment assets	$36	$-	$36	$38	$187	$225

	Nine Months Ended September 30,
	2011			2010
	(Unaudited)			(Unaudited)
	Data mining Services	Software Services	Total	Data mining Services	Software Services	Total
Net Revenue	$12,027	$15,575	$27,602	$12,805	$10,944	$23,749
Gross profit	6,614	5,766	12,380	4,974	7,115	12,089
Net Income	1,093	952	2,045	2,568	3,674	6,242
Segment Assets	42,605	38,535	81,140	46,816	21,263	68,079
Depreciation& Amortization	3,471	299	3,770	2,517	108	2,625
Expenditure for segment assets	$562	$69	$631	$223	$187	$410

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

Note 15   COMMITMENTS AND CONTINGENCY

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of September 30, 2011 are as follows (in thousands):

Within 1 year	$232
Within 1-2 years	94
Thereafter	-
$326

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties.

Note 16    VIE

To satisfy PRC laws and regulations, the Company conducts certain business in the PRC through the VIEs.

Resulting from the Contractual Agreements signed between Jingwei Hengong and Jingwei communication, the Company includes the assets, liabilities, revenues and expenses of Jingwei Communication and its subsidiaries in China (the “VIEs”) in its consolidated financial statements.

On February 8, 2007, Jingwei Hengtong and Jingwei Communication entered into a series of VIE agreements for a term of ten years. Upon the execution of these agreements, Jingwei HengTong became the primary beneficiary of Jingwei Communication, which allowed the Company to consolidate the financial results of Jingwei Communication and its subsidiaries.

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

These contractual arrangements may not be as effective in providing the Company with control over the VIEs as direct ownership. Due to its VIE structure, the Company has to rely on contractual rights to effect control and management of the VIEs, which exposes it to the risk of potential breach of contract by the shareholders of Jingwei Communication for a number of reasons. For example, their interests as shareholders of Jingwei Communication and the interests of the Company may conflict and the Company may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to happen, the Company may have to rely on legal or arbitral proceedings to enforce its contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitral and legal proceedings may cost substantial financial and other resources, and result in disruption of its business, and the Company cannot assure that the outcome will be in its favor. Apart from the above risks, there are no significant judgments or assumptions regarding enforceability of the contracts. Mr. George Du, Chairman of the Company, also is the controlling stockholder of Jingwei Communication, who holds 90% of its common shares.

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

None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets. As of September 30, 2011 and December 31, 2010, respectively, there was $7,807 and $6,126 of liabilities of the Company’s consolidated VIEs for which creditors did not have recourse to the general credit of the Company or its subsidiaries.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as follows:

	September 30, 2011	December 31, 2010
	(unaudited)	(unaudited)
Total assets	71,122	66,466
Total liabilities	7,807	6,126

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	22,162	16,497	5,878	6,924
Net income	1,372	6,051	(1,766)	2,884

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

As of September 30, 2011, there were $31.0 million retained earnings in aggregate available for distribution, aside from $3.6 million statutory reserve fund. The retained earnings from PRC subsidiaries and VIEs are subject to 10% PRC dividend withholding taxes upon distribution. There were no significant differences between retained earnings as determined in accordance with PRC accounting standards as compared to retained earnings as presented in our financial statements.

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

NOTE 17 SUBSEQUENT EVENTS

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

Business Overview

We are one of the leading providers of data mining, interactive marketing and software services in the PRC. We have established multiple anchor customers in both the Telecom & Power sectors with long-term relationships since 2001. These relationships are expected to continue and further strengthen as result of our technical competency and services leadership which continued to bring high value to the business of these customers. We offer a rich portfolio of business intelligence and interactive marketing services powered by a proprietary database with more than 400 million consumer profiles and a complementary set of Data Mining and Business Intelligence tools to enable customers to reach their targeted consumers. Services include market segmentation, customer churn, fraud detection, trend analysis, self-service reporting, database marketing, contact center services, mobile value-added services (MVAS) and multi-media, multi-channel advertising. In addition to the deployment of our “mobile application store” platform at China Telecom and the pilot platform in China Unicom in 2010, we have successfully designed and deployed mobile value-added services ("MVAS") Society Channel and marketing support system for China Unicom in four provinces, to leverage our core competences to help them effectively operate and expand the society distribution channels on partnership and revenue sharing basis for mutual benefits. This will be another strategic growth initiative for the Company in 2012.

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

Along-with our core data mining segment, we also operate a software services business, with proven leadership in quality billing, Business Intelligence, Provisioning Support, Decision Support, Operations Support and Customer Relationship Management software applications, primarily for China’s leading telecommunication services carriers. The software services business also strengthens sales opportunities for our high margin interactive marketing and data mining platform, and allows us to enhance our customer database.  At present, we have achieved leadership position in the deployment of billing and OSS solutions to support IPTV rollout for China Telecom in 28 cities or provinces. And, through our channel partners, we have deployed our billing and OSS solution for telecom carriers in 9 overseas countries.

Currently, we offer 37 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 33 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we receive a certificate with respect to protected intellectual property in such software; we then license the software to the customers for a usage fee as well as an optional annual maintenance fee after the standard warranty period. Our software services streamline back-office operations for the customers, enable accurate billing and provisioning, improve business operational efficiency, as well as enable intimate and personalized relationship management for their end-customers.

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

Our future plans are to stay sharply focused to capitalize on the favorable industry trends to grow our business.  By leveraging our core competence and the multiple long term relationships with our clients, we are confident of our unique and competitive position to benefit from the significant growth waves unfolding in China.

Business Outlook and Other Recent Developments

In 2011, the Company has invested greatly to expand our product offerings and strengthen the sales team in data mining segment. We have revamped the R&D and sales teams in Shanghai office, so as to upgrade our major MVAS “Stock Trading Secretary” to a more comprehensive program, adding new features such as personal wealth management information, financial advisor commentaries and basic wealth management consultation over the phone. With successful deployment of the MVAS Society Channel and marketing support system for China Unicom in four provinces, the Company has built up a strong operating team for this product line. We aim to build on momentum to quickly expand the coverage to ten provinces in the next six months. Although management changes within a major telecom carrier have impacted the expected ramp-up of our interactive marketing services in the quarter, we expect the product lines mentioned above to pick up the slack, and drive data mining segment to a steady growth in 2012.

In the software services segment, the Company experienced some softness in our traditional BSS/OSS product offerings to the telecom carriers. While we maintained our market leadership in development of IPTV billing and OSS solution, and continued to upgrade integrated call center platforms in multiple provinces for China Unicom in support of its widely popular “116114” service, we are making efforts to diversify our customer base. Lately the Company has successfully won two significant system integration contracts to develop web-based integrated governmental service platforms for local governments in Guangdong province. By leveraging the management team’s expertise in overseas market, we are negotiating with a few telecom carriers in Eastern European and African countries to offer our traditional BSS/OSS products.

RESULTS OF OPERATIONS

Sales

	Three Months Ended September 30,
	2011		2010		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$3,569	41%	$5,306	51%	-33%
Software services	5,069	59%	5,104	49%	-1%
Total sales	$8,638	100%	$10,410	100%	-17%

Total net revenue decreased 17% in the third quarter year over year, due to underperformance in Data mining segments.

Data mining.  Revenue in this segment decreased by 33% for the third quarter compared to the same period in 2010. This segment underperforms our expectation, as management changes within a major telecom carrier have impacted the expected ramp-up of our interactive marketing services in the quarter. However, the Company continues to invest in the development of new services, including the mobile value-added services ("MVAS") Society Channel and marketing support system, and expects to accelerate our deployment of these service platforms in the coming quarters as the market demand develops.

Software services. Revenue in this segment decreased by 1% for the third quarter compared to the same period in 2010. The slight decrease was mainly due to some softness in our key BSS/OSS product offerings to the telecom carriers.

	Nine Months Ended September 30,
	2011		2010		% Change
	(In thousands, except percentages)
	(Unaudited)	% of sales	(Unaudited)	% of sales
Sales:
Data mining	$12,027	44%	$12,805	54%	-6%
Software services	15,575	56%	10,944	46%	42%
Total sales	$27,602	100%	$23,749	100%	16%

Total net revenue increased 16% in the first nine months year over year, mainly due to strong growth in Software Service segment.

Data mining.  Revenue decreased by 6% in the first three quarters compared to the same period in 2010. This segment underperforms our expectation, partly due to product life cycle issues, and partly due to management changes within a major telecom carrier, which have impacted the expected ramp-up of our interactive marketing services.

Software services. Revenue increased by 42% for the first three quarter compared to the same period in 2010. The increase was mainly due to completion of a few large system integration orders.

Cost of Sales

	Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$1,698	$3,536	-52%
Software services	3,021	2,034	49%
Total cost of sales	$4,719	$5,570	-15%

Total cost of sales was $4.7 million for the three months ended September 30, 2011, decreasing by 15% from $5.5 million for the same period in 2010.

Data mining. Cost of data mining decreased by 52% for the three months ended September 30, 2011 compared to the same period in 2010. This decrease in cost was mainly in line with the revenue decrease.

Software services.  Cost of software services increased 49% for the three months ended September 30, 2011 compared to the same period in 2010. This significant increase in cost is primarily attributed to a change in product mix, as several large scale system integration solutions had a high content of hardware acquired through third parties, which resulted in lower margin achieved for those orders.

	Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	% Change
	(In thousands, except percentages)
Cost of sales:
Data mining	$5,413	$7,831	-31%
Software services	9,809	3,829	156%
Total cost of sales	$15,222	$11,660	31%

Total cost of sales was $15.2 million for the nine months ended September 30, 2011, increasing by 31% from $11.7 million for the same period in 2010.

Data mining. Cost of data mining decreased by 31% for the nine months ended September 30, 2011 compared to the same period in 2010. This improvement in cost control was mainly due to less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable change in product mix.

Software services.  Cost of software services increased 156% for the nine months ended September 30, 2011 compared to the same period in 2010. This significant increase in cost is primarily attributed to a change in product mix, as several large scale system integration solutions had a high content of hardware acquired through third parties, which resulted in lower margin achieved for those orders.

Gross margin

	Three Months Ended September 30,
	2011	2010	% Change
Gross margin:
Data mining	52%	33%	19%
Software services	40%	60%	-20%
Total sales	45%	46%	-1%

Overall gross margin dropped by 1% year over year for the three months ended September 30, 2011 compared to the same period in 2010, mainly due to change in product mix in both business segments.

Data mining. The gross margin of data mining increased by 19% year over year for the three months ended September 30, 2011 compared to the same period in 2010. The significant improvement was mainly due to less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable improvement in segment margin.

Software services.  The gross margin of software services sales decreased 20% for the three months ended September 30, 2011 compared to the same period in 2010. This decrease in gross margin is mainly attributed to several large scale system integration orders in the current period, in which the Company delivered a high degree of hardware acquired through third parties.

	Nine Months Ended September 30,
	2011	2010	% Change
Gross margin:
Data mining	55%	39%	16%
Software services	37%	65%	-28%
Total sales	45%	51%	-6%

Overall gross margin dropped by 6% year over year for the nine months ended September 30, 2011 compared to the same period in 2010, mainly due to change in product mix in both business segments.

Data mining. The gross margin of data mining increased by 16% year over year for the nine months ended September 30, 2011 compared to the same period in 2010. The significant improvement was mainly due to a growth in high-margin MVAS business and less demand for the bundled mobile VAS solutions product line, resulting in a highly favorable improvement in segment margin.

Software services.  The gross margin of software services sales decreased 28% for the nine months ended September 30, 2011 compared to the same period in 2010. This decrease in gross margin is mainly attributed to several large scale system integration orders in the current period, in which the Company delivered a high degree of hardware acquired through third parties.

Operating expenses

	Three Months Ended September 30,
	2011		2010
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, general and administrative expenses	$3,040	35%	$1,462	14%	108%
Research and development costs	835	10%	536	5%	56%
Total expenses	$3,875	45%	$1,998	19%	94%

Selling, General and Administrative Expenses.   The total selling, general and administrative expenses were $3.0 million for the three months ended September 30, 2011, compared to $1.5 million in the same period last year. The year-on-year increase in total expenses for the third quarter of 2011 was $1.5 million. The increase was mainly due to an increase of $0.9 million in bad debt provision, an increase of $0.2 million in salary and annual bonus, an increase of 0.2 million in amortization expense, and an increase of $0.2 million in selling expenses from acquisition of Haicom.

Research and Development Costs.   The total R&D costs were $0.8 million for the three months ended September 30, 2011, which has increased 56%, as compared to the same period last year. The increase was mainly due to an increase of $0.3 million in amortization expense from technology acquired through the business acquisition last year.

	Nine Months Ended September30,
	2011		2010
	(In thousands, except percentages)
	(Unaudited)	% of total sales	(Unaudited)	% of total sales	% of Changes

Selling, general and administrative expenses	$8,013	29%	$4,023	17%	99%
Research and development costs	2,355	9%	1,867	8%	26%
Total expenses	$10,368	38%	$5,890	25%	76%

Selling, General and Administrative Expenses.   The total selling, general and administrative expenses were $8.0 million for the nine months ended September 30, 2011, compared to $4.0 million in the same period last year. The year-on-year increase in total expenses was $4.0 million. The increase was mainly due to an increase of $1.8 million in bad debt provision, an increase of $0.2 million in professional service fees, an increase of $0.6 million in depreciation and amortization related to the business acquisition in the end of 2010, as well as an increase of $0.9 million in salary and annual bonus and $0.5 million in selling expense from acquisition of Haicom.

Research and Development Costs.   The total R&D costs were $2.4 million for the nine months ended September 30, 2011, which has increased 26%, as compared to the same period last year. The increase was mainly due to an increase of $0.4 million in amortization expense from technology acquired through the business acquisition last year, as well as an increase of $0.2 million in payroll.

 LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$4,045	$7,519
Working capital	48,870	43,737
Stockholder’s equity	$60,979	$59,347

As of September 30, 2011, we had $4.0 million in cash and cash equivalents. While we have incurred a reduction in cash and cash equivalents in the last three quarters, largely resulting from two installment payments for business acquisition consideration, we believe our ability to generate cash flow from our operating activities, our focus and commitment in improving trade receivables, along with our available cash will be sufficient to fund our operating activities, capital expenditures and other obligations through 2011 and beyond.

The following tables set forth the movements of our cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
	(In thousands)
Net cash used in operating activities	$(2,000)	$(630)
Net cash used in investing activities	(2,635)	(410)
Net cash used in financing activities	(333)	-
Effect of foreign currency translation on cash and cash equivalents	1,494	904
Net decrease in cash and cash equivalents	(3,474)	(136)
Cash and cash equivalents - beginning of period	7,519	10,239
Cash and cash equivalents - end of period	$4,045	$10,103

Operating activities
Net cash used in operating activities for the nine months ended September 30, 2011 was $2.0 million. This was primarily attributable to the net income of $2.0 million, adjusted by non-cash items of share-based compensation of $0.2 million, allowance for doubtful accounts of $2.5 million, and depreciation and amortization of $3.8 million, offset by a net decrease in cash from working capital items of $11.6 million.

Investing activities
Net cash used in investing activities for the nine months ended September 30, 2011 was $2.6 million, which was attributable to $0.6 million spent on acquisition of properties and equipment, and $2.0 million installment payments for business acquisition consideration.

Financing activities

For the nine months ended September 30, 2011, the Company has paid $0.4 million to its Chairman, Mr. Du, to partially pay off an interest free loan he provided to the Company at its development stage. In addition, the Company incurred $0.1 million short-term debts in total to the Chairman in the current quarter. Under its share repurchase program, the Company has used $0.04 million in cash to repurchase common shares, for the nine months ended September 30, 2011.

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

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2011, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and communicated to our management (including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table includes the information for securities repurchased for the three month ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2011 (06/03/2011 – 06/30/2011)	300	$1.60	300	$1,999,519
September 2011 (07/01/2011 – 09/30/2011)	13,873	$2.76	13,873	$1,961,260
Total	14,173	$2.73	14,173	$1,961,260

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit	Description

10.1	Form of Amendment No. 1 to the Jingwei International Limited 2008 Omnibus Securities and Incentive Plan.

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL Instance

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation

101.DEF* XBRL Taxonomy Extension Definition

101.LAB* XBRL Taxonomy Extension Labels

101.PRE* XBRL Taxonomy Extension Presentation

* Furnished electronically herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011

JINGWEI INTERNATIONAL LIMITED

By:	/s/ George Du
Name: George Du
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Yong Xu
Name: Yong Xu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)