Form 10-K/A
period 2010-12-31
Jingwei International LTD
filed 2012-03-09
CIK 1314183

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

As of March 30, 2011, there were 20,354,209 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This annual report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K (“Amendment No. 2”) which was originally filed on March 31, 2011, and as amended by Amendment No. 1 which was filed on September 20, 2011, with the Securities and Exchange Commission. This Amendment No. 2 is filed solely with respect to Part II, Item 8 – Financial Statements and Supplementary Data

Except as specifically referenced herein, this Amendment No. 2 does not reflect any event occurring subsequent to March 31, 2011, the filing date of the original report.

2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our independent registered public accounting firm’s report and our consolidated financial statements begin on page F-1.

3

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINGWEI INTERNATIONAL LIMITED

Dated: March 9, 2012	By:	/s/ George Du
		Name:	George Du
		Title:	Chief Executive Officer, President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 9, 2012	By:	/s/ George Du
		Name:	George Du
		Title:	Chief Executive Officer, President and Chairman (Principal Executive Officer)

Dated: March 9, 2012	By:	/s/ Li Suwen
		Name:	Li Suwen
		Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 9, 2012	By:	/s/ Corla Chen
		Name:	Corla Chen
		Title:	Director

Dated: March 9, 2012	By:	/s/ Jason Chen
		Name:	Jason Chen
		Title:	Director

Dated: March 9, 2012	By:	/s/ Lily Sun
		Name:	Lily Sun
		Title:	Director

5

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

/s/ Bernstein & Pinchuk LLP
New York, New York
March 30, 2011

Jingwei International Limited and Subsidiaries
Consolidated Balance Sheets
(in US dollars thousands, except share and par value)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$7,519	$10,239
Accounts receivable, less allowance of doubtful accounts of $2,040 and $1,266, respectively	34,558	23,457
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $134 and $176, respectively	3,610	3,219
Inventories	5,780	2,316
Deferred tax assets	413	258
Total current assets	51,880	39,489

Non-current assets
Property, plant and equipment, net	1,854	1,385
Intangible assets, net	17,448	17,451
Long-term investment	1,797	1,737
Goodwill	3,209	-
Total assets	$76, 188	$60,062

LIABILITIES AND EQUITY
Current liabilities
Accounts payable (including accounts payable of the consolidated VIE without recourse to Jingwei of $1,482 and $2,990 as of December 31, 2010 and 2009, respectively)	$4,122	$4,154
Accruals and other payable (including accruals and other payable of the consolidated VIE without recourse to Jingwei of $1,808 and $472 as of December 31, 2010 and 2009, respectively)	1,890	1,279
Income tax payable (including income tax payable of the consolidated VIE without recourse to Jingwei of $1,610 and $1,719 as of December 31, 2010 and 2009, respectively)	1,610	1,719
Loan from a stockholder (including loan from a stockholder of the consolidated VIE without recourse to Jingwei of $1 and nil as of December 31, 2010 and 2009, respectively)	262	369
Deferred tax liability (including deferred tax liability of the consolidated VIE without recourse to Jingwei of $259 and nil as of December 31, 2010 and 2009, respectively)	259	-
Total current liabilities	8,143	7,521

Non-current liabilities
Deferred tax liabilities – noncurrent (including deferred tax liabilities – noncurrent of the consolidated VIE without recourse to Jingwei of $965 and $803 as of December 31, 2010 and 2009, respectively)	965	803

Total liabilities	9,108	8,324
Commitments and contingencies	-	-
Equity
Common stock, ($0.001 par value; 75,000,000 shares authorized; 20,350,167 and 17,049,000 shares issued as of December 31, 2010 and 2009, respectively; 20,347,167 and 17,049,000 shares outstanding as of December 31, 2010 and 2009, respectively)	20	17
Additional paid-in capital	22,502	18,931
Treasury Stock, at cost (3,000 and 0 shares as of December 31, 2010 and 2009, respectively)	(12)
Statutory and other reserves	3,590	2,916
Retained earnings	28,948	19,738
Accumulated other comprehensive income	4,299	2,658
Total Company’s stockholders' equity	59,347	44,260
Noncontrolling interest	7,733	7,478
Total equity	67,080	51,738

Total liabilities and equity	$76,188	$60,062

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

Out of the total retained earnings of $28,948 as of December 31, 2010, undistributed foreign earnings from Chinese subsidiaries totaled $29,772. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal income tax or PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to up to $2,977 of PRC foreign withholding tax. Furthermore, any dividends or any deemed dividends received by Jingwei, if any, would be subject to a 34% U.S. federal income tax.

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

Resulting from the Contractual Agreements signed between Jingwei Hengong and Jingwei Communication, the Company includes the assets, liabilities, revenues and expenses of Jingwei Communication and its subsidiaries in China (the “VIEs”) in its consolidated financial statements. The owners of Jingwei Hengtong and Jingwei Communication are different. Jingwei Hengtong is a wholly owned subsidiary of Jingwei International Investment (HK) Ltd, which is a wholly owned subsidiary of the Company. As of March 8, 2012, Mr. George Du, Chairman and CEO of the Company, owns 41.1% of the outstanding shares of the Company. Jingwei Communication has three shareholders, who are Mr. George Du owning 90%, Ms. Guilin Yin owning 2% ,and Ms. Ailing Yin owning 8%, of the outstanding shares of Jingwei Communication, respectively.

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

Intellectual Property Agreement. Under the intellectual property agreement, Jingwei HengTong granted Jingwei Communications a non-exclusive, non-assignable and non-transferable license to use certain intellectual property, including without limitation, certain trademarks, consumer data bases, and a software copyright and license for use exclusively in the PRC. Jingwei HengTong will retain the sole and exclusive rights in the intellectual property, including any improvement, upgrades and derived products, no matter whether such products are created by Jingwei HengTong and Jingwei Communications. The annual license fee for all intellectual property is RMB1,000,000. Jingwei HengTong has the right to waive payment, or adjust the amount of any license fees at any time, during the course of the agreement. This agreement is for a five year term expiring on February 8, 2012, subject to early termination in accordance with the terms therein. On February 3, 2012, this agreement was renewed until February 7, 2013 by both parties. In the case of non-renewal of the agreement, Jingwei Communication shall not have any rights granted pursuant to this agreement and will refrain from further direct or indirect use of the intellectual properties identified in the Appendix of such agreement, upon and after the expiration or termination of such agreement. If that situation arises, which we deem as highly unlikely, Jingwei Communication’s ability to conduct its business may be materially and adversely affected, and the Company may even have to deconsolidate the VIEs.

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

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the VIEs, and its ability to conduct its business may be materially and adversely affected, and the Company may even have to deconsolidate the VIE’s. As of December 2011, the equity interest pledge agreement has been registered with the PRC regulator.

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