Form 10-K
period 2011-12-31
Jingwei International LTD
filed 2012-04-16
CIK 1314183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2011

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
Yes ☐ No ☒

As of June 30, 2011 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $18.3 million.

As of April 12,  2012, there were 19,346,787 shares of Common Stock outstanding

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

PART I

ITEM 1. BUSINESS

Overview

Jingwei International Limited (“we,” “us,” the “Company,” or “Jingwei”), its subsidiaries and companies it controls through contractual agreements in the form of variable interest entities (“VIEs”) are one of the leading provider of data mining, interactive marketing and software services in China. Our business is concentrated in the telecommunications industry and the power sector, and its largest end customers are the major telecommunications carriers in China and their provincial subsidiaries, including China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, China Telecommunications Corporation, or China Telecom, and the State Grid Corporation of China.  Currently, we operate two business segments: data mining and software services.

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

Today, by leveraging our strategic assets and core competences across these two segments, we continue to enhance our service offerings by partnering with our telecommunications customers to design, build and operate integrated value-added services platforms to capitalize on the burgeoning growth of mobile, internet and m-Commerce applications to serve their clients. And, by being able to leverage our resources across the two segments serving the same telecommunications customers, we have attained considerable synergies in a very effective cost structure to support the profitable growth of our business.

Recent Developments

The following are several significant developments in 2011 contributing to the growth of our business:

●	Strategic win in data mining and interactive marketing sector – Designed, launched and operating integrated platforms for China Unicom in 4 provinces to leverage Jingwei’s core competences to support their mobile society channel and marketing initiatives to effectively and profitably support their massive channel depots in the provinces on “revenue sharing” basis.

●	Capitalized on the nation’s 3-Network Convergence program and achieved leadership position in deployment of billing and OSS software solutions to support IPTV in 28 of the country’s 31 provinces for China Telecom. And, building on our successes, we have also deployed similar products for telecom carriers in more than 10 overseas countries including Africa, Middle East and Asia.

●	In addition, we have secured contracts to work with seven China Unicom’s regional offices to upgrade their integrated call center platforms, and to develop new capabilities called “Communication Managers”, to support China Unicom’s launch of the “WO Family Service” offering nationwide.

On January 6, 2012, we announced the receipt of a letter from Mr. George (Jianguo) Du (“Mr. Du”), Chairman and CEO of the Company regarding a proposed transaction by which the Company would voluntarily de-list from the NASDAQ Global Market and suspend its reporting obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”), by means of effecting a reverse split of its outstanding common shares. On February 16, 2012, we announced our intent to accept the proposal proposed following the recommendation of a special committee of the company’s board of directors, comprised of independent directors, and the approval of our board of directors. Accordingly, we have submitted notification to NASDAQ Stock Market LLC regarding our plan to voluntarily delist our common shares from the NASDAQ Global Market effective March 30, 2012  and cease the registration of the Company’s common shares with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. Upon the filing of this Annual Report on Form 10-K, we intend to file a Form 15 with the SEC to suspend our obligations to continue reporting under the 1934 Act.

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

Jingwei Communication has three subsidiaries: New Yulong Information Technology Co. Ltd. (“New Yulong IT”) (100% owned), New Yulong Software Technology Development Co. Ltd. (“New Yulong Software”) (jointly owned with New Yulong IT), and Jiangsu Liandong Communication Ltd. (“Jiangsu Liandong”) (100% owned).

New Yulong IT established Beijing New Media Advertising Co. Ltd. (“Beijing New Media”), a 100%-owned subsidiary, on July 23, 2008. Then New Yulong IT established Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”), a wholly-owned subsidiary, on April 29, 2009.

On November 9, 2010, Xinguochuang completed the acquisition of 100% equity interest of Shanghai Haicom Telecommunication Technology Limited (“Haicom”), a corporation registered in Shanghai, China that provides Internet and mobile value added service platforms to telecommunication carriers in more than ten provinces.

On September 23, 2011, the Company, New Yulong Information Technology Co. Ltd. (“New Yulong IT”), a VIE of the Company, and Mr. Du, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which New Yulong IT agreed to sell and Mr. Du agreed to acquire all of the outstanding shares of Beijing New Media Advertising Co. Ltd. (“Beijing New Media”). Under the terms of the Purchase Agreement, Mr. Du agreed to pay New Yulong IT a purchase price of $858,149,(RMB 5,546,216) which is equal to the net book value of Beijing New Media, although the Company and New Yulong IT waived such payment and consummated the sale of Beijing New Media, giving rise to an amount due from Mr. Du equal to such consideration. The company subsequently received a payment from Mr. Du of $635,000 in March 2012. Section 13(k) of the Securities Exchange Act of 1934, as amended prohibits the Company from extending, directly or indirectly, a personal loan to its executive officers, and while the Company believes that the waiver of payment does not amount to a personal loan in view of its business purpose primarily furthering the interests of the Company in facilitating the sale of Beijing New Media, there can be no assurance that this arrangement will not be subsequently found to have violated the prohibitions of Section 13(k), which could give rise to claims against the Company.

The following is a pictorial representation of the corporate structure of Jingwei at the end of 2011:

Although we are organized as a Nevada corporation, our business is conducted through a number of operating subsidiaries, most of which are organized under the laws of the PRC, and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC, including value-added telecommunications services businesses. To comply with PRC laws and regulations, the Company engages in such businesses through its VIEs, principally Jingwei Communication. US GAAP requires us to consolidate VIEs in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership.

Industry Background and Market Opportunities

Jingwei is focused on leveraging its data mining, interactive marketing and software services capabilities to capitalize on several high growth segments in China including: (1) the continued high growth of mobile and internet users, (2) the robust growth of mobile value-added services, mobile internet marketing and the wide adoption of m-Commerce applications enabled by the rollout of 3G in 2009; (3) the transformation of the telecommunications and the cable TV industries through the 3-Network Convergence program that started in 2010. The following are several key indicators that reflect China’s economic growth and the growth of the industries that will support the growth of Jingwei’s business.

China Economic Growth

In 2011, China’s GDP grew 9.2% to reach $7.25 trillion, is the world’s second largest economy after the U.S. China was poised to move from export dependency to development of an internal market. Wages were rapidly rising in all areas of the country and Chinese leaders were calling for an increased standard of living.

Large and Growing Mobile User Population

According to the February 2012 report released by National Bureau of Statistics, the number of mobile users in China in 2011 has reached 986 million.

Large and Growing Internet User Population

According to the January 2012 report released by Royal Pingdom, the number of Internet users in China in 2011 has reached 485 million, becoming the world largest.

Large and Growing e-Commerce Market

According to a report released by Ministry of Commerce, the e-Commerce sales in China are over $0.9 trillion.

Rising Consumer Spending

According to the annual report of 2011 released by National Bureau of Statistic of China, consumer goods and retail sales increased more than 18.1% year over year.

Nationwide 3G User Growth

According to reports published by Ministry of Industry and Information Technology, the penetration rate of 3G user has reached 14% in 2011.

China Mobile, with over 650 million subscribers, China Unicom, with over 200 million subscribers, and China Telecom with over 126 million subscribers are currently the three wireless carriers in China. As such, they are focused on managing their rapid subscriber growth and network infrastructure, and have decentralized Mobile Value Added Services and software service management to their provincial subsidiaries. Mobile Value-Added Services servicers aggregate and/or develop digital content for telecommunications carriers, and rely on the carriers’ networks to deliver their content.

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

Business Overview

We are one of the leading providers of data mining, interactive marketing and software services in the PRC. We have established multiple anchor customers in both the Telecom & Power sectors with long-term relationships since 2001. These relationships are expected to continue and further strengthen in 2012 as result of our technical competency and services leadership which continued to bring high value to the business of these customers. We offer a rich portfolio of business intelligence and interactive marketing services powered by a proprietary database with more than 400 million consumer profiles and a complementary set of Data Mining and Business Intelligence tools to enable customers to reach their targeted Chinese consumers. Services include market segmentation, customer churn, fraud detection, trend analysis, self-service reporting, database marketing, contact center services, mobile value-added services (MVAS) and multi-media, multi-channel advertising. We have successfully designed and deployed mobile value-added services (“MVAS”) Society Channel and marketing support system for China Unicom in 4 provinces, to leverage our core competences in data mining and interactive marketing to help them effectively operate and expand the society distribution channels on partnership and revenue sharing basis for mutual benefits.

Our services assist customers in improving product development and marketing effectiveness, increase operational efficiency and profitability, helps identify new market trends, target audiences and opportunities, delivers effective marketing messages to targeted consumers and provides interactive, proactive and personalized marketing and advertising for optimal results. We have sharpened our focus to further develop our interactive marketing platform and integrated mobile value added service platforms with targeted outbound sales campaigns via mobile phone advertising and value added services, as well as customer service/order fulfillment using online stores throughout the country.

Along-with our core data mining and interactive marketing services segment, we also operate a software services business, with proven leadership in quality billing, Business Intelligence, Provisioning Support, Decision Support, Operations Support and Customer Relationship Management software applications, primarily for China’s leading telecommunication services carriers. The software services business also strengthens sales opportunities for our high margin interactive marketing and data mining platform, and allows us to enhance our customer database.  At present, we have achieved leadership position in the deployment of billing and OSS solutions to support IPTV rollout for China Telecom in 28 out of the country’s 31 provinces. And, through our channel partners, we have also deployed our billing and OSS solution for telecom carriers in mo re than 10 overseas countries including Africa, Middle East and Asia.

Currently, we offer 30 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 37 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we receive a certificate with respect to protected intellectual property in such software; we then license the software to the customers for a usage fee as well as an optional annual maintenance fee after the standard warranty period. Our software services streamline back-office operations for the customers, enable accurate billing and provisioning, improve business operational efficiency, as well as enable intimate and personalized relationship management for their end-customers.

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

How the Company Generates Revenue

We derive our revenues from the two business segments we operate in China, i.e., data mining and software services. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Our services are sold both on a project by project basis and on a service agreement basis based on which we derive our revenue in several ways depending on the contractual agreement with the customers: (a) a contracted project development and implementation fee for the project; (b) a licensing fee an annual maintenance for the use of our software; (c) an agreed share of the revenues with the service provider derived either from consumer purchases resulting from our database marketing and promotion activities, or from revenue generated from the integrated platform we design, develop and operate for the carriers; and (d) a combination of (a), (b) and (c) above.

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

Many cable operators are starting to convert their cable system to digital. They all immediately require a new OSS to get their digital service started and then typically install BSS later when they see fit. Therefore, cable operators require more OSS than BSS during this conversion period. Capitalizing on the 3-Network Convergence program in China and in support of the IPTV and Digital TV rollout, Jingwei has so far implemented OSS and billing software in 28 provinces for China Telecom by the end of 2012.

Operation Support Services (OSS)

NYL-RAS (Revenue Assurance)	Analyzes operations to prevent loss of revenue

GT800 OBSS (Operation Billing Support System)	Provides operation and billing support for GT800 system

JF2000 Billing and Accounting System	Provides operation and billing support for Internet protocol television (IPTV) system

NGN Integrated Accounting System	Provides operating and billing support for NGN systems

YLDC-2000 Online Collection System	Collects call record data and translates it for use by business operation support systems

Interconnect Monitor and Analysis System	Monitors calls between different networks to provide real-time settlement analysis

Charge Simulation System	Simulates billing charges based on historical data, market information and simulated future scenarios to analyze customer reactions

Data Warehousing	Assists companies in the collection and management of their customer data

Customer-turn Prediction Model	Identifies the most valuable customers so that proper measures can be taken to prevent the loss of such customers

Customer Classification Model	Assists companies in categorizing their customers based on similar characteristics

Customer Terminal Value Model	Determines the total value of a customer

Customer Lifecycle Identification Model	Helps identify the lifecycle positioning of a customer

Digital TV System	Billing and OSS for Digital TV

Cross Royalty Rating Model	Analyzes the amount of incentive that customers should receive

Customer Call Patent Fingerprint ID Model	Analyzes individual customer behaviors

Cross-sell and Up-sell Model	Analyzes a customer’s purchasing activity and helps identify probable future purchases based on historical activity

Customer Credit Rating Model	Predicts the probability that a customer will breach its contract

In addition to the above, Jingwei has also successfully capitalized on the continuing growth of mobile, internet and mobile commerce applications to design, develop and operate integrated hardware and software platforms for the telecommunications carriers to offer enhanced mobile value-added services (MVAS) to the consumers and business enterprises. Platforms that have been deployed last year include “society channel” and “3G Video Customer Care”, etc. These opportunities not only helped to secure our leadership position in software services, they also helped to strengthen our data mining business, as we gain momentum in securing support from provincial carriers to leverage our core competence in data mining and interactive marketing to help them operate the systems we developed and deployed for optimal marketing results.

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

Our Mobile Value Added Services offerings include:

114 Outsourcing	Provides a comprehensive 114 directory assistance service with enhanced features and superior service quality

Stock Market Assistant	Provides a comprehensive stock market information and trading assistance, through short message service (SMS) and live customer service representatives

Weekly Billing Reminder	Provides comprehensive billing information through short message service (SMS) daily, weekly or monthly on demand or as scheduled

Virtual Operation Platform	Offers technologies that help mobile and content companies provide information and entertainment services to their subscribers

One Card with Multi-numbers	Enables subscribers to apply for multiple telephone numbers with a single subscriber identity module (SIM) card

Coloring Ring back Tone	Enables subscribers to use various ring tones

Coloring Echo Background Tone	Enables telecommunications subscribers to choose and/or change background sounds during the course of a phone call

Magic Call	Enables the caller to change their voice; conceals the originating caller’s telephone number

Short Message Multilevel Transmit	Sends promotional messages to subscribers who are likely to forward the messages to other users; subscribers earn incentives through this service

Short Message Signature	Enables subscribers to use individualized signatures when using short message service (SMS)

2-dimensional Barcode	Enables subscribers to purchase and receive electronic tickets and receive incentives through mobile devices

Voice Blog	Enables subscribers to leave a voice-based message and subsequently search content through a mobile device

Growth Strategy

Drive Organic Growth and Invest in R&D – Jingwei aims to drive continued growth of its data mining and software services businesses by investing in new products and services as well as by expanding its geographic reach to provide enhanced, high quality services to its customers

3-Network Convergence – With the introduction of China’s 3-Network Convergence project, similar to the “Triple Play” transformation of the telecommunications, cable TV and Internet networks in the US several years ago, carriers have budgeted major spending programs on software services to upgrade their support systems to introduce new services and sign up subscribers. A compelling opportunity for Jingwei is the recent deployment of IPTV/DTV (Internet Protocol TV / Digital TV) services by the telecommunications and cable operators. Jingwei has already secured contracts to provide billing and BSS software for a major telecommunications carrier in 28 of China’s 31 mainland provinces. The Company also has secured a contract to support DTV rollout for a Cable TV operator. In addition to these software services, Jingwei can help clients compete for new IPTV/DTV customers by utilizing its data mining and interactive marketing competencies.

New Geographies – Jingwei is pursuing geographic expansion of its mobile value added society channel through organic and/or external means, from its current presence in four provinces.

New Capabilities – Jingwei intends to better position its current offerings by adding capabilities to address the large smart grid spending opportunity and to strengthen our consumer interactive marketing expertise, among other areas.

Competition

The software and data mining services markets in China are highly competitive. Although we do not currently compete against any one entity with respect to all aspects of our businesses, we do compete with various companies with respect to specific elements of our business. Many of our competitors are large companies with substantially greater resources. In the software services market, we compete with AsiaInfo Holdings, Inc., Lian Chuang, Neusoft and Digital China. In data mining services market, we compete primarily with Sinobase and NCR Corp.

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

Sales and Marketing

 Our sales and marketing strategy has focused primarily on the telecom and power sectors. Historically, our top five end-customers – with four from the telecom sector and one from the power sector – accounted for over 48% of our total revenues. These top five customers include China Mobile, China Telecom, China Unicom, Huawei Technologies and the State Grid Corporation of China. In 2011, our top three customers represented 29% of our total revenues. In addition to continuing to grow our presence in the telecommunications sector, we plan to focus on the cable, financial services, and utility industries for further expansion. Our sales and marketing organization is structured into four strategic groups: (i) major account sales; (ii) branch sales; (iii) marketing; and (iv) customer service.

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

Marketing The marketing department focuses on strategic partner development, market analysis and strategy and product development planning, in addition to the promotion of our brand, products and services. We also utilize an established reseller network to assist in the marketing of our data mining services. Through our partners program, in 2011, we have also been able to market our billing and OSS software solutions to telecom carriers in overseas countries including Africa, Middle East and Asia.

Customer Service Due to the importance of our products and services to our customers’ daily back office operations, we place a significant emphasis on customer service activities. Customer service is handled on a local level by support engineers and on a national level by research and development specialists. We also maintain telephone and e-mail support for general product and service support.

The typical sales cycle for both software and data mining services is between two to six months. For software installations, we charge a one-time license fee, which can range from $50,000 to $500,000 per installation, and an annual maintenance fee equivalent to 10-15% of the initial amount, creating a recurring revenue stream. Data mining services are sold on a project by project basis and we share in the revenues derived from consumer purchases resulting from our marketing and promotion activities. Based on historical trends, management estimates that approximately 70%, 25% and 5% of our annual revenues would be derived from license fees, revenue sharing agreements and maintenance fees, respectively.

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

Despite the introduction of the provisions in 2001, PRC regulations still restrict most direct foreign ownership of VATS businesses in the PRC. We are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our limited VATS Type 2 business activities. In order to comply with these restrictions, we entered into a series of contractual arrangements with Jingwei Communications, to allow us to exercise significant rights over the business operations of Jingwei Communications and its subsidiaries (VIEs), and to conducting value-added telecommunications services business in the PRC. Our VIEs receive any revenue we generate in the VATS business. We do not have any equity interest in the VIEs but instead have the right to enjoy economic benefits similar to equity ownership, through our contractual arrangements with our VIEs and their respective shareholders.

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

Employees

As of December 31, 2011 Jingwei had 371 employees, including 33 in management, 123 in research and development, 61 in sales and marketing and 18 in administrative/sales support. None of our employees are represented by labor unions or subject to collective bargaining agreements. We believe our employee relations are good.

Intellectual Property

Currently, we offer 30 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information, Shanghai Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 37 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we received a certificate with respect to our protected intellectual property in such software. We then license the software to our customers for a usage fee. We presently do not have any registered trademarks. In addition we have received certificates with respect to two registered copyrights.

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

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Mobile, China Telecom and China Unicom which are our major customers who have been customers for many years. We work with and through business partners to operate under exclusive software licensing and revenue sharing arrangements with China Mobile and China Unicom. Currently, China Mobile, China Telecom and China Unicom are the only mobile telecommunications service providers in China that have platforms for Mobile Value Added Services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. Each of these carriers retain the ability to renegotiate the terms of the agreement with the Company, either pursuant to the ability to terminate the existing agreement in favor of a new agreement or by means of the amendment provisions of such agreements. Such opportunities for expansion of services provided to such customers are not specifically contemplated by the terms of the current software license agreements. If neither of them is willing to continue to cooperate and negotiate with us upon expiration, we may not be able to conduct our existing Mobile Value Added Services business. In 2011, approximately 40 % of our revenues were derived from top five end customers. The loss, cancellation, deferral or renegotiation of any large agreements with telecommunications carriers or other major customers could have a material adverse effect on our profitability.

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

The telecommunications carriers in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all Mobile Value-Added Services providers using their platforms. Due to our reliance on the communications carriers, a significant change in their policies or guidelines may have a material adverse effect on us. Such change in policies or guidelines may result in lower revenue or additional operating costs for us, and as such, we cannot assure you that our financial condition and results of operations will not be materially adversely affected by any such policy or guideline change.

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

George Du, President, CEO and Chairman, and Lisuwen, Interim Chief Financial Officer, are essential to our ability to continue to grow our business. Du and Li have established relationships within the industries in which we operate. If either of them were to leave the Company, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

In this regard, in connection with the sale of Beijing New Media to Mr. Du, the Company and New Yulong IT waived payment of the purchase price and consummated the sale, giving rise to an amount due from Mr. Du equal to such consideration. The Company subsequently received a payment from Mr. Du of $635,000 in March 2012. Section 13(k) of the Securities Exchange Act of 1934, as amended, adopted as part of the Sarbanes Oxley Act, prohibits the Company from extending, directly or indirectly, a personal loan to its executive officers. While the Company believes that the waiver of payment does not amount to a personal loan in view of its business purpose primarily furthering the interests of the Company in facilitating the sale of Beijing New Media, there can be no assurance that this arrangement will not be subsequently found to have violated the prohibitions of Section 13(k), which could give rise to claims against the Company.

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

To date, we have 37 patents issued by the National Intellectual Property Administration of the PRC. We anticipate filing additional patent applications both in the PRC and in other countries, as appropriate. However, we cannot predict the degree and range of protection patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will issue, whether or not others will obtain patents claiming aspects similar to our patent applications, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

In recent years, with the rapidly rising property prices and steady increase in CPI, China’s telecommunications and software industry are constantly under pressure to increase wages to retain and attract high quality staff. In 2012, wages may continue to increase at faster rates.

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

Risks Related to the Common Stock

We are in the Process of Implementing a Reverse/Forward Stock Split  Following the Acceptance of a “Going Private” Proposal from Mr. Du.

On January 6, 2012, we announced the receipt of a letter from Mr. Du, Chairman and CEO of the Company regarding a proposed transaction by which the Company would voluntarily de-list from the NASDAQ Global Market and suspend its reporting obligations under the 1934 Act, by means of affecting a reverse split of its outstanding common shares. On February 16, 2012, we announced our intent to accept the proposal proposed following the recommendation of a special committee of the company’s board of directors, comprised of independent directors, and the approval of our board of directors. Accordingly, we have submitted notification to NASDAQ Stock Market LLC regarding our plan to voluntarily delist our common shares from the NASDAQ Global Market effective March 30, 2012 and cease the registration of the Company’s common shares with the SEC under the Securities Exchange Act of 1934. Upon the filing of this Annual Report on Form 10-K, we intend to file a Form 15 with the SEC to suspend our obligations to continue reporting under the Securities Exchange Act of 1934.

In the event Mr. Du does not fulfill his obligation to provide financing necessary to fund the payments to be made to shareholders holding less than 20,000 common shares, we may not be able to proceed with the transaction, could give rise to claims from such shareholders, which would have an adverse effect on our financial condition.

In March 2012, two putative class actions were filed in District Court for Clark County, Nevada, against the Company and a number of the Company’s directors and current and former executive officers on behalf of all owners of our common shares (other than the defendants), seeking injunctive and other relief with regard to the Going Private proposal made by Mr. Du. The cases are in preliminary stages according the Company is unable to predict the outcome of these actions or whether the Company will incur any liability associated with the actions or estimates the effect such outcome would have on the Consolidate Financial Statements. The Company denies liability and intends to vigorously defend itself.

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

iTEM 3. LEGAL PROCEEDINGS

In March 2012, two putative class actions were filed in District Court for Clark County, Nevada, against the Company and a number of the Company’s directors and current and former executive officers on behalf of all owners of our common shares (other than the defendants), seeking injunctive and other relief with regard to the Going Private proposal made by Mr. Du. The cases are in preliminary stages according the Company is unable to predict the outcome of these actions or whether the Company will incur any liability associated with the actions or estimates the effect such outcome would have on the Consolidate Financial Statements. The Company denies liability and intends to vigorously defend itself.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES OF COMMON STOCK

Our common stock price was traded on the NASDAQ Global Market under the symbol “JNGW” until March 29, 2012, following which date it has been eligible for trading in the OTC Market. The high and low sales price per share of our common stock as reported on the consolidated reporting system are set forth below for the periods indicated.

Year Ending December 31, 2011	High	Low

First Quarter	$4.11	2.71
Second Quarter	3.35	1.39
Third Quarter	2.85	1.43
Fourth Quarter	1.69	1.15

Year Ending December 31, 2010	High	Low

First Quarter	$5.00	1.99
Second Quarter	6.93	4.10
Third Quarter	6.01	3.91
Fourth Quarter	4.96	3.65

Holders

As of April 12, 2012, there were approximately 14 stockholders of record of our common stock, par value $0.001 per share.

Dividends

We have not paid any cash dividends in the past and do not intend to pay cash dividends on our capital stock for the foreseeable future. Instead, we intend to retain all earnings, if any, for use in the operation and expansion of our business. The payment of any dividends in the future will be at the sole discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company’s equity compensation plans, including individual compensation arrangements, in effect as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options	Weighted - average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	355,453	$4.02	236,815
Total	355,453	$4.02	236,815

SELECTED CONSOLIDATED  FINANCIAL DATA

 The following table summarizes our consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth elsewhere in this annual report .

	For the years ended
	December 31,
	2011	2010
Dollars in thousands
Software Services	$20,986	$19,737
Data Mining	14,974	17,904
Total Revenues	$35,960	$37,641
% Growth(loss)	(4)%	24%
Gross Profit	$15,969	$18,164
% Margin	44%	48%
Income (loss) from operations	$(548)	$9,076
% Margin	(2)%	24%
Net Income	$1,158	$9,884
% Margin	3%	26%
Cash and Cash Equivalents	$9,292	$7,519
Net Working Capital	$49,530	$43,737
Total Assets	$79,830	$76,188
Stockholders’ Equity	$60,277	$59,347
Capital Expenditures	$699	$826

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

OVERVIEW

 We are one of the leading providers of data mining, interactive marketing and software services in the PRC. We have established multiple anchor customers in both the Telecom & Power sectors with long-term relationships since 2001. These relationships are expected to continue and further strengthen in 2012 as result of our technical competency and services leadership which continued to bring high value to the business of these customers. We offer a rich portfolio of business intelligence and interactive marketing services powered by a proprietary database with more than 400 million consumer profiles and a complementary set of Data Mining and Business Intelligence tools to enable customers to reach their targeted Chinese consumers. Services include market segmentation, customer churn, fraud detection, trend analysis, self-service reporting, database marketing, contact center services, mobile value-added services (MVAS) and multi-media, multi-channel advertising. We have successfully designed and deployed mobile value-added services (“MVAS”) Society Channel and marketing support system for China Unicom in 4 provinces, to leverage our core competences in data mining and interactive marketing to help them effectively operate and expand the society distribution channels on partnership and revenue sharing basis for mutual benefits.

Our services assist customers in improving product development and marketing effectiveness, increase operational efficiency and profitability, helps identify new market trends, target audiences and opportunities, delivers effective marketing messages to targeted consumers and provides interactive, proactive and personalized marketing and advertising for optimal results. We have sharpened our focus to further develop our interactive marketing platform and integrated mobile value added service platforms with targeted outbound sales campaigns via mobile phone advertising and value added services, as well as customer service/order fulfillment using online stores throughout the country.

Along-with our core data mining and interactive marketing services segment, we also operate a software services business, with proven leadership in quality billing, Business Intelligence, Provisioning Support, Decision Support, Operations Support and Customer Relationship Management software applications, primarily for China’s leading telecommunication services carriers. The software services business also strengthens sales opportunities for our high margin interactive marketing and data mining platform, and allows us to enhance our customer database.  At present, we have achieved leadership position in the deployment of billing and OSS solutions to support IPTV rollout for China Telecom in 28 out of the country’s 31 provinces. And, through our channel partners, we have also deployed our billing and OSS solution for telecom carriers in more than 10 overseas countries including Africa, Middle East and Asia.

Currently, we offer 30 data mining and software platforms registered with the Shenzhen Bureau of Science, Technology and Information and National Government. And our intellectual property portfolio is covered by 37 patents issued by National Intellectual Property Administration of the People’s Republic of China. When these patents were registered with the appropriate authority, we receive a certificate with respect to protected intellectual property in such software; we then license the software to the customers for a usage fee as well as an optional annual maintenance fee after the standard warranty period. Our software services streamline back-office operations for the customers, enable accurate billing and provisioning, improve business operational efficiency, as well as enable intimate and personalized relationship management for their end-customers.

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

The following is a summary of the industry drivers that will continue to fuel our growth

China Economic Growth

In 2011, China’s GDP grew 9.2% to reach $7.25 trillion, is the world’s second largest economy after the U.S. China was poised to move from export dependency to development of an internal market. Wages were rapidly rising in all areas of the country and Chinese leaders were calling for an increased standard of living.

Large and Growing Mobile User Population

According to the February 2012 report released by National Bureau of Statistics, the number of mobile users in China in 2011 has reached 986 million.

Large and Growing Internet User Population

According to the January 2012 report released by Royal Pingdom, the number of Internet users in China in 2011 has reached 485 million, become the world largest.

Large and Growing e-Commerce Market

According to a report released by Ministry of Commerce, the e-Commerce sales in China are over $0.9trillion with greater than 30% growth.

Rising Consumer Spending

According to the annual report of 2011 released by National Bureau of Statistic of China, consumer goods and retail sales increased more than 18.1% year over year.

Nationwide 3G User Growth

According to reports published by Ministry of Industry and Information Technology, the penetration rate of 3G user has reached 14% in 2011.

HOW THE COMPANY GENERATES REVENUE

We derive our revenues from the two business segments we operate in China, i.e., data mining and software services. Our products and services are sold by our sales and marketing organization, as well as an established reseller network. Our services are sold both on a project by project basis and on a service agreement basis based on which we derive our revenue in several ways depending on the contractual agreement with the customers: (a) a contracted project development and implementation fee for the project; (b) a licensing fee an annual maintenance for the use of our software; (c) an agreed share of the revenues with the service provider derived either from consumer purchases resulting from our database marketing and promotion activities, or from revenue generated from the integrated platform we design, develop and operate for the carriers; and (d) a combination of (a), (b) and (c) above.

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

Recent Developments

The following are several significant developments in 2011 contributing to the growth of our business:

•	Strategic win in data mining and interactive marketing sector – Designed, launched and operating integrated platforms in for China Unicom in 4 provinces to leverage Jingwei’s core competences to support their mobile society channel and marketing initiatives to effectively and profitably support their massive channel depots in the provinces on “revenue sharing” basis.

•	Capitalized on the nation’s 3-Network Convergence program and achieved leadership position in deployment of billing and OSS software solutions to support IPTV in 28 of the country’s 31 provinces for China Telecom. And, building on our successes, we have also deployed similar products for telecom carriers in more than 10 overseas countries including Africa, Middle East and Asia.

•	In addition, we have secured contracts to work with seven China Unicom’s regional offices to upgrade their integrated call center platforms, and to develop new capabilities called “Communication Managers”, to support China Unicom’s launch of the “WO Family Service” offering nationwide

On January 6, 2012, we announced the receipt of a letter from Mr. Du, Chairman and CEO of the Company regarding a proposed transaction by which the Company would voluntarily de-list from the NASDAQ Global Market and suspend its reporting obligations under the 1934 Act, by means of affecting a reverse split of its outstanding common shares. On February 16, 2012, we announced our intent to accept the proposal proposed following the recommendation of a special committee of the company’s board of directors, comprised of independent directors, and the approval of our board of directors. Accordingly, we have submitted notification to NASDAQ Stock Market LLC regarding our plan to voluntarily delist our common shares from the NASDAQ Global Market effective March 30, 2012 and cease the registration of the Company’s common shares with the SEC under the Securities Exchange Act of 1934. Upon the filing of this Annual Report on Form 10-K, we intend to file a Form 15 with the SEC to suspend our obligations to continue reporting under the 1934 Act.

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

The Company followed Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent”. Under the guidance of this EITF, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). During the years ended December 31, 2010 and 2009, the Company has recognized a large amount sales order of handsets with customized mobile VAS software built-in on a gross basis, as the Company acts as the primary obligor in the arrangement, has latitude in establishing price and physically changes products in most cases, the Company recognized all revenue from these sales of bundled mobile product on a gross basis, based on EITF No.99-19. The sale of bundled mobile product is classified as data mining service for the years ended December 31, 2011 and 2010.

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

Foreign Currency

The consolidated financial statements have been prepared in accordance with US GAAP. The functional currency of the operating subsidiaries in PRC is the Chinese Yuan Renminbi (“RMB”). However, the reporting currency is the United States dollar (“USD”). Assets and liabilities of these companies have been translated into dollars using the exchange rate at the balance sheet date. Equity amounts are translated at historical exchange rates, income and expense items are translated at average rate for the year. Translation adjustments are reported separately and accumulated in a separate component of equity (accumulated other comprehensive income).

The exchange rates adopted are as follows:

	2011	2010
Year end RMB exchange rate	6.35	6.61
Average yearly RMB exchange rate	6.45	6.78

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

The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in 2011.

Intangible assets

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

RESULTS OF OPERATIONS

Net Revenues

	Years Ended December 31
	2011		2010
	(In thounsands, except percentage)
		% of Net Revenue		% of Net Revenue	% of Change YOY
Net Revenues
Data mining	$14,974	42%	$17,904	48%	(16)%
Software	20,986	58%	19,737	52%	6%
Total Net Revenues	$35,960	100%	$37,641	100%	(4)%

Our total net revenue decreased 4% year over year to $35.9 million in 2011 from $37.6 million in 2010, which mainly due to some softness in our key BSS/OSS product offerings to the telecom carriers. Management changes within a major telecom carrier have also impacted the expected ramp-up of our interactive marketing services in 2011; which in turn negatively impacted our cost structure for the services. The revenue from data mining decrease 16% year over year, which mainly due to some softness in the call center and mobile value-added services (MVAS).

Cost of Sales

	Years Ended December 31
	2011				2010
	(In thousands, except percentage)
		% of Cost of sales		% of Cost of sales	% of Change YOY
Cost of Sales
Data mining	$7,224	36%	$10,561	54%	(32)%
Software	12,767	64%	8,916	46%	43%
Total	$19,991	100%	$19,477	100%	3%

Our total cost of sales increased 3% to $20.0 million in 2011 from $19.5 million in 2010, primarily driven by surge in demand for our software and system integration solutions, and the change in product mixes to low-margin system integration products. The cost of sales from data mining decreased to $7.2 million in 2011 from $10.6 million in 2011, which was in line with the 16% decline in sales from 2010 and the sales increase from high margin product. The cost of sales from software increased 43% to $12.8 million in 2011 from $8.9 million in 2010, which was mainly the change in product mixes to low-margin system integration products.

Gross profit margin

	Years Ended December 31
	2011	2010
Gross profit margins:
Data Mining	52%	41%
Software Services	39%	55%
Overall	44%	48%

Our overall gross profit margin was 44% in 2011, down 4% as compared to 48% in 2010. The margin decline was mainly due to the increase in low-margin system integration products sales.

Operating Expenses

	Years Ended December 31
	2011		2010
	(In thousands, except percentage)
		% of Net Revenue		% of Net Revenue	% of Change YOY
Operating Expenses
Selling, general and administrative expenses	$12,920	36%	$6,328	17%	104%
Research and development	3,597	10%	2,415	6%	49%
Total	$16,517	46%	$8,743	24%	89%

Our total operating expenses increased 89% to $16.5 million in 2011 from $8.7 million in 2010, primarily driven by our efforts in sales and marketing to open new interactive marketing opportunities with 3G service rollout, continuous investment in research and development, and the acquisition of HAICOM.

Selling, general and administrative expenses increased 104% to $12.9 million in 2011 from $6.3 million in 2010. The increase consisted mainly of a $0.6 million increase in salary and benefits, a $0.5 million increase in office expenses, a $0.4 million increase in travel and lodging, a $0.6 million increase in amortization of acquired intangible assets, and a $4.5 million increase in bad debt.

Research and development expenses increased 49% to $3.6 million in 2011 from $2.4 million in 2010, mainly reflecting the emphasis we place on the research and development of products and solutions in order to strengthen our competitiveness, including a $0.2 million increase in salary and benefits, a $0.4 million increase in cooperating with the profession institute, and a $0.6 million increase in amortization of acquired intangible assets.

Subsidy income

The following table provides detailed information about our subsidy income for the year ended December 31, 2010.

	Year ended
	2011	2010	% of Change YOY
	(In thousands, except percentage)
VAT refund	$932	$272	243%
Subsidies for R&D	623	248	151%
	$1,555	$520	199%

Our subsidy income increased 199% to $1.5 million in 2011 from $0.5 million in 2010.

VAT refunds from the government increased 243% to $0.9 million in 2011 from $0.3 million in 2010, mainly because the company received $0.6 million of the funds which belonged to 2010.

Subsidies for R&D from the government increased 151% to $0.6 million in 2011 from $0.2 million in 2010, mainly because the government enhanced the investment in software enterprise’s innovation in 2011, and the company met the requirements.

Income tax expense

Based on our current operating structure and preferential tax treatments available to us in China, for the year ended December 31, 2011, the Company recognized an income tax benefit of $0.08 million representing an effective income tax rate of (7.1%), as compared to an income tax expense of $0.1 million representing an effective income tax rate of 1.3% in 2010. The low effective tax rate in current year is attributed to the following factor: 1. To make the best use of Xinguochuang’s preferential tax status starting from 2010, the Company has shifted a significant portion of business operations from New Yulong Software and other affiliates to Xinguochuang, resulting in a significant tax saving in 2010 and in 2011. The company obtained large tax exemption from its PRC subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

	As of December 31
	2011	2010
	(In thousands)
Cash and cash equivalents	$9,292	$7,519
Working capital	$49,530	$43,737
Shareholder’s equity	$60,277	$59,347

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

As of December 31, 2011, we had $9.3 million in cash and cash equivalents to meet the future requirements of our operating activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

The following table provides detailed information about our net cash flow for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010
	(in thousands)
Net cash flows provided by operating activities	$3,286	$778
Net cash flows used in investing activities	(2,651)	(4,922)
Net cash flows used in financing activities	(436)	(93)
Effect of exchange rate changes on cash and cash equivalents	1,574	1,517
Net increase (decrease) in cash and cash equivalents	$1,773	$(2,720)

Operating activities

Net cash provided by operating activities for the year ended December 31, 2011 was $3.3 million, primarily driven by net income of $1.2 million in current year, increase trade payables by $2.3 million, offset by $3.8 million used in accounts receivable, and $3.5 million used in inventory.

Investing activities

For 2011, $2.7 million net cash used in investing activities was primarily attributable to $2.0 million used in the acquisition of 100% equity interest of Haicom, and $0.6 million used in purchasing property and equipment.

For 2010, $4.9 million net cash used in investing activities was primarily attributable to $4.1 million used in the acquisition of 100% equity interest of Haicom, and $0.6 million used in purchasing property and equipment.

Financing activities

Net cash used in financing activities for the year ended December 31, 2011 was $0.5 million, as compared to the net cash of $0.1 million used in financing activities in 2010. The net cash used in financing activities in 2011 was mainly to payback of a loan provided by a major shareholder in prior years.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Process to Assess the Effectiveness of Internal Control over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across our major operations to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes a corporate-wide attitude of integrity and control consciousness. This is exemplified by our ethics education program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business. We have distributed the Board of Directors approved policy on ethics and code of business conduct to all employees and required them to study and abide by the policy. We encourage any employee may report suspected violations of law or our policy. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of three independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
George (Jianguo) Du	48	Chairman, President and Chief Executive Officer
Suwen Li	40	Interim Chief Financial Officer and Finance Controller
Corla Chen	42	Director
Jason Chen	47	Director
Lily Sun	35	Director

George (Jianguo) Du, Chairman, President and Chief Executive Officer

Mr. Du has been President, General Manager and Chairman of the Board of Directors since the May 16, 2007. Prior to that date, Mr. Du served as Chairman of the Board of Directors at Jingwei BVI from its inception in 2001. Mr. Du began his career as an engineer at the Shanghai 710 Research Institute (the “Institute”) in 1987 and later became the youngest Deputy Director of the Institute and General Manager of one of its subsidiaries in 1991. In 1993, Mr. Du founded Shenzhen Yulong Communications with fellow researcher, Mr. Guo Deying, to provide mobile paging software systems in China. In 1999, Shenzhen Yulong Communications split into two entities: Jingwei Communication and China Wireless Technologies Limited. In December 2004, China Wireless Technologies Limited was listed on the Hong Kong Stock Exchange (ticker: 2369), and subsequently, Mr. Du became the Chairman of Jingwei Communication. Mr. Du received his B.S. in Precision Instruments from Shanghai Jiaotong University in 1987 and a special M.B.A. from the joint program conducted by Duke University and Peking University in 2004.

Suwen Li, Interim Chief Financial Officer and Finance Controller

Ms. Li is a Certified Public Accountant (CPA) in China. She has over 10 years of senior financial planning and accounting management, investment analysis experience in China. Prior to joining Jingwei in 2010, Ms. Li was a finance manager of Shenzhen D&S Industrial Limited and Shenzhen Maxonic Automation Control Limited from prior to 2001 to 2010. Ms. Li obtained her master degree in Financial Accounting from the Chinese University of Hong Kong in 2010.

Jason Chen, Director

Mr. Chen joined Jingwei as a director in 2007. Mr. Chen is currently the founder and chairman of Guangdong Photar Real Estate Development Co., Ltd., which position he took on November 4, 1997. Prior to this, he was the founder and Chairman of the former China Photar Electronics Group Limited, a company previously listed in the Hong Kong stock exchange. Mr. Chen is the People’s Representative for Heyuan City in the Guangdong province. Mr. Chen received his B.A. in Chinese from Shenzhen University in 1998 and his Masters Degree in Administration Management from Shenzhen University in 2003.

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

The following table sets forth the cash and other compensation paid by us in 2010 to all our executives of the Company, who we collectively refer to as the named executive officers (“NEOs”). No other executives received total compensation greater than $100,000 in 2011.

Summary Compensation Table

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Options ($)(1)	All Other Awards($)	Total ($)
George (Jianguo) Du	2011	316,063	—	—	—	316,063
President, General Manager and Chairman	2010	301,330	—	—	—	301,330
	2009	145,000	—	—	—	145,000

Rick Luk (2)	2011	52,868		17,660		70,528
Chief Executive Officer	2010	118,015		114,790		232,805
	2009	29,306		17,660		46,986

Yong Xu (3)	2011	105,355		60,500		147,263
Chief Financial Officer	2010	85,866	—	90,750	—	176,616

(1)	Represents the expense recognized by the Company in fiscal 2010, as well as in the prior fiscal years presented, for financial statement reporting purposes in accordance with FASB ASC 718, Compensation—Stock Compensation, for awards of stock options granted to the Named Executive Officers. The amounts do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). No stock options were forfeited by any of the Named Executive Officers in fiscal 2011.

(2)	Rick Luk was appointed as CEO on September 29, 2009, resigned as CEO on May 1, 2011 and served as a director of the board and an advisor to the Company until December 31, 2011.

(3)	Yong Xu was appointed as CFO on February 23, 2010, resigned as CFO on January 13, 2012 and serves as an advisor to the Company now.

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

Outstanding Equity Awards at Fiscal Year-end

The following table shows information regarding all outstanding equity awards held by the Named Executive Officers as of the end of fiscal 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Yong Xu	25,000	3	(1)	$2.05	February 23, 2020

(1) Options vest in the following manner: 50,000 shares on March 24, 2010; 25,000 shares on July 31, 2010; 25,000 shares on January 31, 2011; 25,000 shares on July 31, 2011; 25,000 shares on January 31, 2012

Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 12, 2012, certain information concerning the beneficial ownership of common stock by (i) each stockholder known to us to beneficially own five percent or more of our outstanding Common Stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of April 12, 2012, there were 19,346,787 shares of common stock outstanding.

Name	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares (1)

George (Jianguo) Du	8,396,110	43.4%
Corla Chen	—	*
Suwen Li	—	*
Jason Chen	—	*
Lily Sun	—	*
Ruizhi Cao	1,095,723	5.7%
Lin Song	1,095,722	5.7%
Guilan Wang	1,095,722	5.7%
All Directors, Executive Officers and Director Nominees, as a group (5 persons)	8,396,110	43.4%

*	Less than 1% of the outstanding common stock.
(1)	Calculated on the basis of 19,346,787 shares of our common stock outstanding as of April 12, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company currently has three independent directors, Corla Chen, Lily Sun and Jason Chen.

Before the completion of private placement in 2007, Mr. George Du, Chairman and CEO of the Company, from time to time had financed the operations personally. The Company currently has a loan payable to Mr. Du. An interest free loan from Mr. Du still has a payable balance of $174 and $262 at December 31, 2011 and 2010. The loan is unsecured and repayable on demand. Interest expenses recorded for the years ended December 31, 2011 and 2010 were both $0 respectively.

On September 23, 2011, the Company, New Yulong IT, a VIE of the Company, and Mr. Du, entered into the “Purchase Agreement, pursuant to which New Yulong IT agreed to sell and Mr. Du agreed to acquire all of the outstanding shares of Beijing New Media. Under the terms of the Purchase Agreement, Mr. Du agreed to pay New Yulong IT a purchase price of $858,149(RMB 5,546,216), which is equal to the net book value of Beijing New Media, ,although the Company and New Yulong IT waived such payment and consummated the sale of Beijing New Media, giving rise to an amount due from Mr. Du equal to such consideration. The company subsequently received a payment from Mr. Du of $635,000 in March 2012. Section 13(k) of the Securities Exchange Act of 1934, as amended prohibits the Company from extending, directly or indirectly, a personal loan to its executive officers, and while the Company believes that the waiver of payment does not amount to a personal loan in view of its business purpose primarily furthering the interests of the Company in facilitating the sale of Beijing New Media, there can be no assurance that this arrangement will not be subsequently found to have violated the prohibitions of Section 13(k), which could give rise to claims against the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Board has appointed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) as its independent registered public accounting firm for the fiscal year ending December 31, 2011. The Company’s previous independent registered public accounting firm, Bernstein & Pinchuk (“B&P”), entered into a joint venture agreement with MarcumBP in a transaction pursuant to which, effective April 18, 2011, B&P merged its China operations into MarcumBP and certain of the professional staff of B&P joined MarcumBP. Accordingly, as of April 18, 2011, B&P resigned as the Company’s independent registered public accounting firm. B&P has audited our financial statements since 2009.

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$201,413	$217,094
Audit Related Fees	-	5,796
Tax Fees	8,000	10,735
All other fees	-	-

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

3. Exhibits

Number	Description

2.1	Share Exchange Agreement, dated as of May 16, 2007 (1)

2.2	Agreement and Plan of Merger, dated May 17, 2007 (1)

3.1	Certificate of Incorporation (2)

3.2	By-laws of the Company (2)

4.1	Form of Lock-Up Agreement, dated as of May 16, 2007 (1)

4.2	Form of Warrant (1)

4.3	Registration Rights Agreement, dated as of May 16, 2007 (1)

10.13	Acquisition Agreement among Shenzhen Newway Digital S&T Co., Ltd., Shenzhen Xinguochuang Information Technology Co. Ltd. and Jingwei International Limited, dated July 31, 2009 (7)

10.14	Employment Offer Letter between the Company and Rick Luk, dated September 29, 2009 (9)

10.15	Supplemental Acquisition Agreement among Jingwei International Limited, Shenzhen Xinguochuang Information Technology Co., Ltd. and Shenzhen Newway Digital S&T Co., Ltd., dated January 22, 2010 (10)
10.16	Stock Purchase Agreement by and among Jingwei International Limited, New Yulong Information Technology Co. Ltd., and Mr. George Du dated as of September 23, 2011 (11)
10.17	Funding and Indemnification Agreement, dated February 16, 2012, between the Company and George (Jianguo) Du (12)

16.1	Letter from Bernstein & Pinchuk LLP to the U.S. Securities Exchange Commission, dated September 14, 2009 (8)

21.1	List of subsidiaries, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

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

 (11) Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2011.

(12) Incorporated by reference herein to Exhibit 16(d) to the Rule 13E-3 Transaction Statement filed on February 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2012		JINGWEI INTERNATIONAL LIMITED

	By:	/s/ George (Jianguo) Du
Name: George (Jianguo) Du
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2012	By:	/s/ George (Jianguo) Du
Name: George (Jianguo) Du Title: Chairman and Chief Executive Officer (principal executive officer)

Dated: April 16, 2012	By:	/s/ Suwen Li
Name: Suwen Li
Title: Interim Financial Officer and Finance Controller (principal financial and accounting officer)

Dated: April 16, 2012	By:	/s/ Corla Chen
Name: Corla Chen Title: Director

Dated: April 16, 2012	By:	/s/ Jason Chen
Name: Jason Chen Title: Director

Dated: April 16, 2012	By:	/s/ Lily Sun
Name: Lily Sun Title: Director

JINGWEI INTERNATIONAL LIMITED AND SUBSIDIARIES

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of

Jingwei International Limited

We have audited the accompanying consolidated balance sheet of Jingwei International Limited and Subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows (together the “consolidated financial statements”) for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York

March 30, 2011

Report of independent registered public accounting firm

To the Board of Directors and Stockholder of

Jingwei International Limited

We have audited the accompanying consolidated balance sheet of Jingwei International Limited and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows (together the “consolidated financial statements”) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

April 16, 2012

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

Jingwei International Limited and Subsidiaries

Consolidated Balance Sheets

(in US dollars thousands, except share and par value)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$9,292	$7,519
Accounts receivable, less allowance of doubtful accounts of $6,403 and $2,040, respectively	33,607	34,558
Other receivables, prepayments and deposits, less allowance for doubtful accounts of $1,132 and $134, respectively	6,585	3,610
Inventories	9,280	5,780
Deferred tax assets	671	413
Amount due from a stockholder	873	-
Total current assets	60,308	51,880

Non-current assets
Property, plant and equipment, net	1,663	1,854
Intangible assets, net	14,079	17,448
Long-term investment	453	1,797
Goodwill	3,340	3,209
Total assets	$ 79, 843	$76, 188

LIABILITIES AND EQUITY
Current liabilities
Trade payables(including accounts payable of the consolidated VIE without recourse to Jingwei of $3,479 and $1,482 as of December 31, 2011 and 2010, respectively)	$6,452	$4,122
Accruals and other payables (including accruals and other payable of the consolidated VIE without course to Jingwei of $2,102 and $1,808 as of December 31, 2011 and 2010, respectively)	2,176	1,890
Income tax payable (including income tax payable of the consolidated VIE without recourse to Jingwei of $1,707 and $1,610 as of December 31, 2011 and 2010, respectively)	1,707	1,610
Loan from a stockholder (including loan from a stockholder of the consolidated VIE without recourse to Jingwei of nil and $1 as of December 31, 2011 and 2010, respectively)	174	262
Deferred tax (including deferred tax liability of the consolidated VIE without recourse to Jingwei of $269 and $259 as of December 31, 2011 and 2010, respectively)	269	259
Total current liabilities	10,778	8,143

Non-current liabilities
Deferred tax liabilities – non current (including deferred tax liabilities – noncurrent of the consolidated VIE without recourse to Jingwei of $739 and $965 as of December 31, 2011 and 2010, respectively)	739	965

Total liabilities	11,517	9,108
Commitments and contingencies	-	-
Equity
Common stock, ($0.001 par value; 75,000,000 shares authorized; 20,478,676 and 20,350,167 shares issued as of December 31, 2011 and 2010, respectively; 20,434,280 and 20,347,167 shares outstanding as of December 31, 2011 and 2010, respectively)	20	20
Additional paid-in capital	20,421	22,502
Treasury Stock, at cost (44,396 and 3,000 shares as of December 31, 2011 and 2010, respectively)	(131)	(12)
Statutory and other reserves	3,795	3,590
Retained earnings	29,901	28,948
Accumulated other comprehensive income	6,271	4,299
Total Company’s stockholders’ equity	60,277	59,347
Noncontrolling interest	8,049	7,733
Total equity	68,326	67,080

Total liabilities and equity	$79,843	$76,188

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in US dollars thousands, except share and per share data)

	Years Ended December 31,
	2011	2010

Sales	$35,960	$37,641
Cost of sales	19,991	19,477
Gross profit	15,969	18,164

Operating expenses
Selling, general and administrative expenses	12,920	6,328
Research and development costs	3,597	2,415
	16,517	8,743

Income (loss) from operations	(548)	9,421

Other income (expenses)
Subsidy income	1,555	520
Interest income	80	61
Interest expense	-	(33)
Other income (expense)	(2)	445
	1,633	993
Income before income taxes (benefits) and discontinued operations	1,085	10,414
Income tax (benefits) expense	(77)	129

Income from continuing operations	1,162	10,285

Discontinued operations:

Income(loss) from discontinued operations	(4)	(401)

Net income	1,158	9,884

Less: Net income attributable to noncontrolling interest	-	-

Net income attributable to the Company’s stockholders	1,158	9,884

Foreign currency translation adjustment	2,288	1,896
Comprehensive income	$3,446	$11,780
Comprehensive income attributable to noncontrolling interest	316	255
Comprehensive income attributable to the Company’s stockholders	3,130	11,525
Earnings Per Share
Net income from continuing operations attributable to common stockholders:
Basic earnings per share	$0.06	$0.55
Diluted earnings per share	$0.06	$0.54
Net income from discontinued operations attributable to common stockholders:
Basic earnings per share	$0.00)	$(0.02)
Diluted earnings per share	$(0.00)	$(0.02)

Net income attributable to common stockholders:
Basic earnings per share	$0.06	$0.53
Diluted earnings per share	$0.06	$0.52
Weighted average common shares outstanding
Basic	20,413,826	18,707,424

Diluted	20,448,659	18,933,659

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries

Consolidated Statements of Changes in Equity

(in US dollars thousands, except share amounts)

	Company’s Stockholder’s Equity
	Total Stockholder’s equity	Number of shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Statutory and other reserves	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest
Balance, January 1, 2010	$51,738	17,049,000	$17	$18,931	$0	$2,916	$19,738	$2,658	$7,478
Issuance of common shares in connection with an asset acquisition from Newway	-	3,287,167	3	(3)	-	-	-	-	-
Issuance of common shares under incentive plan	26	14,000	-	26	-	-	-	-	-
Common shares to be issued in connection with acquisition of Haicom	2,992	-	-	2,992	-	-	-	-	-
Repurchase of common stock	(12)	(3,000)	-	-	(12)	-	-	-	-
Foreign currency translation adjustment	1,896	-	-	-		-	-	1,641	255
Share based compensation cost	556	-	-	556	-	-	-	-	-
Transfer to statutory and other reserves	-	-	-	-	-	674	(674)	-	-
Net income	9,884	-	-	-	-	-	9,884	-	-
Balance,December 31, 2010	$67,080	20,347,167	$20	$22,502	$(12)	$3,590	$28,948	$4,299	$7,733

Issuance of common shares under incentive plan	78	128,509	-	78	-	-	-	-	-
Shares to be issued as acquisition consideration	(2,393)		-	(2,393)	-	-	-	-	-
Repurchase of common stock	(119)	(41,396)	-	-	(119)	-	-	-	-
Foreign currency translation adjustment	2,288		-	-	-	-	-	1,972	316
Share based compensation cost	234		-	234	-	-	-	-	-
Transfer to statutory and other reserves	-		-	-	-	205	(205)	-	-
Net income	1,158	-	-	-	-	-	1,158	-	-
Balance, December 31, 2011	$68,326	20,434,280	$20	$20,421	$(131)	$3,795	$29,901	$6,271	$8,049

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries

Consolidated Statements of Cash Flows

(in US dollars thousands)

	Years Ended December 31
	2011	2010

Cash flows from operating activities
Net income	$1,158	$9,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,958	3,970
Allowance for doubtful accounts	5,713	1,409
Share-based compensation expense	234	556
Deferred tax	(539)	(134)
Changes in operating assets and liabilities:
Accounts receivable	(3,786)	(10,946)
Other receivables, prepayments and deposits	(2,535)	(632)
Inventories	(3,501)	(2,591)
Trade payables	2,267	(249)
Accruals and other payables	(780)	(302)
Income tax payable	97	(187)
Net cash provided by operating activities	3,286	778
Cash flows from investing activities
Acquisition of property and equipment	(635)	(601)
Acquisition of intangible assets	(6)	(225)
Cash paid for business acquisition	(2,010)	(4,096)
Net cash used in investing activities	(2,651)	(4,922)
Cash flows from financing activities
Proceeds from exercise of stock options	-	14
Repurchase of common shares	(40)
Proceeds from Stockholder loan	118
Repayment of stockholder loans	(514)	(107)
Net cash used in financing activities	(436)	(93)
Effect of foreign currency translation on cash and cash equivalents	1,574	1,517
Net increase (decrease) in cash and cash equivalents	1,773	(2,720)
Cash and cash equivalents - beginning of year	7,519	10,239
Cash and cash equivalents - end of year	$9,292	$7,519
Supplemental disclosure of cash flow information
Income tax paid	$412	$404
Interest paid	$-	$-
Non-cash activities
Share consideration issued for acquisition of intangible assets from Newway	$-	$3,287
Capital withdrawn from long-term investment	$1,417	$-
Amount due from a stockholder for disposal of subsidiay	$858	$-
Issuance of common shares under incentive plan	$78	$-

See notes to consolidated financial statements

Jingwei International Limited and Subsidiaries

Notes to Consolidated Financial Statements

(Stated in US dollars thousands, except per share amounts)

NOTE 1.	CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Jingwei International Limited (‘Jingwei’), its subsidiaries and variable interest entities (“VIEs”). Jingwei International Investments Limited (“Jingwei BVI”), Jingwei International Investment (HK) Ltd. (“Jingwei HK”), Jingwei Hengtong Technology (ShenZhen) Co. Ltd (“Jingwei Hengtong”), Shenzhen Jingwei Communication Co., Ltd. (“Jingwei Communication”), New Yulong Information Technology Co. Ltd. (“New Yulong IT”), New Yulong Software Technology Development Co. Ltd. (“New Yulong Software”), Shenzhen Xinguochuang Information Technology Company Limited (“Xinguochuang”), Shanghai Haicom Telecommunication Technology Limited (“Haicom”), and Jiangsu Liandong Communication Ltd. (“Jiangsu Liandong”). Jingwei International Limited, its subsidiaries and VIEs are collectively referred to as the “Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

On September 23, 2011, the Company, New Yulong Information Technology Co. Ltd. (“New Yulong IT”), a VIE of the Company, and Mr. Du, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which New Yulong IT agreed to sell and Mr. Du agreed to acquire all of the outstanding shares of Beijing New Media Advertising Co. Ltd. (“Beijing New Media”). Under the terms of the Purchase Agreement, Mr. Du agreed to pay New Yulong IT a purchase price of $858,149, (RMB 5,546,216) which is equal to the net book value of Beijing New Media, although the Company and New Yulong IT waived such payment and consummated the sale of Beijing New Media, giving rise to an amount due from Mr. Du equal to such consideration. The company subsequently received a payment from Mr. Du of $635,000 in March 2012.

The Company presents its financial statements on a consolidated basis with those of Jingwei Communication and its subsidiaries, as a result of its controlling financial interest in accordance with ASC 810-10.

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

The Company adopted the purchase method to consolidate Jingwei Communication, with the current assets and liabilities recorded at fair value which approximated their historic book value on February 8, 2007, the effective date (“effective date”) of the Contractual Agreements. The fair value of the acquired net assets of Jingwei Communication was $6.6 million on the effective date, after eliminating all the intercompany transaction and balances, and was recognized as noncontrolling interest on the consolidated balance sheet. The noncontrolling interest changes only for translation adjustments since 100% of all income and losses are allocated to the Company in accordance with the Contractual Agreements and there are no dividend distributions to noncontrolling interest. The noncontrolling interest amounted to $8.0 million and $7.7 million as of December 31, 2011 and 2010, respectively. The change in amount was the result of foreign currency translation adjustment.

Certain 2010 amounts have been reclassified to conform to the current year’s consolidated financial statements presentation. These reclassifications had no significant impact on previously reported financial position, results of operations or cash flows.

b)	Use of estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the amounts of revenues and expenses during the years ended December 31, 2011 and 2010. Actual results could differ from those estimates.

Significant estimates based on management’s best estimation include, but are not limited to, revenue recognition, the valuation of trade receivables and other receivables, inventories, the estimation on useful lives of property and equipment and intangible assets, the valuation of options, and the deferred tax asset valuation allowance.

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

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance according to the aging of trade and other receivables as follows:

Account and other receivables due:
Within one year	0.3%
After one year but within two years	5.0%
After two years but within three years	20.0%
Over three years	100.0%

Additional specific provision is made against trade and other receivables aged for more than one year to the extent when collection appears doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade and other receivables.

f)	Inventories

Inventories consist of direct materials, labor costs and those indirect costs related to contract performance and are stated at the lower of cost or market. The cost of inventories is determined principally by the specific identification method.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories is written down to their fair value for the difference with charges to cost of sales.

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

h)	Intangible assets

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in PRC. With respect to trade and other receivables, the Company establishes credit based on an evaluation of the customer’s and other debtor’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

l)	Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, prepayments and deposits, account payable, accruals and other payables, and loan from a stockholder approximate their fair values due to the short-term maturity of such instruments.

m)	Comprehensive income

The Company follows ASC 220-10 Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the years ended December 31, 2011 and 2010 presented includes foreign currency translation adjustments.

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

Under the guidance of this ASC Topic 605-45, the assessment of whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit should be based on the following considerations: the Company acts as principal in the transaction, takes titles to the products and has risk and rewards of ownership (such as the risk of loss for collection, delivery or return). During the year ended December 31, 2011 and 2010, the Company has recognized a large amount sales order of handsets with customized VAS softwares built in on a gross basis as the Company acts as the primary obligor in the arrangement, has latitude in establishing price and physically changes products in most cases, the Company recognized all revenue from these sales of bundled mobile product on a gross basis, based on ASC Topic 605-45. The sale of bundled mobile product is classified as data mining service for the years ended December 31, 2011 and 2010.

o)	Subsidy income

Subsidy income is recognized as income in the period in which funds were received from the government. We received VAT refund and other local government funds in support of our R&D activities and hi-tech development.

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

s)	Functional currency and foreign currency translation

The functional currency of the operating subsidiaries in PRC is the Chinese Yuan Renminbi (“RMB”). However, the reporting currency is the United States dollar (“USD”). Assets and liabilities of these companies have been translated into dollars using the exchange rate at the balance sheet date. Equity amounts are translated at historical exchange rates, income and expense items are translated at average rate for the year. Translation adjustments are reported separately and accumulated in a separate component of equity (accumulated other comprehensive income).

t)	Foreign operations

Almost all of the Company’s operations and assets are located in China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

The per dollar exchange rates adopted are as follows:

	2011	2010
Year end RMB exchange rate	6.35	6.61
Average yearly RMB exchange rate	6.45	6.78

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

There has been no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.

u)	Share-based compensations

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)— Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2011, The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that company’s present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the year ended December 31, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3.	DISCONTINUED OPERATIONS

On September 23, 2011, the Company, New Yulong Information Technology Co. Ltd. (“New Yulong IT”), a VIE of the Company, and Mr. Du, entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which New Yulong IT agreed to sell and Mr. Du agreed to acquire all of the outstanding shares of Beijing New Media Advertising Co. Ltd. (“Beijing New Media”). Under the terms of the Purchase Agreement, Mr. Du agreed to pay New Yulong IT a purchase price of $858,149, (RMB 5,546,216) which is equal to the net book value of Beijing New Media, although the Company and New Yulong IT waived such payment and consummated the sale of Beijing New Media, giving rise to an amount due from Mr. Du equal to such consideration. The company subsequently received a payment from Mr. Du of $635,000 in March 2012.

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the period ended September 29, 2011 and for the year ended December 31, 2010 were as follows:

	Nine months ended September 30,2011	2010
	(unaudited)	(unaudited)
Revenue	$-	$-
Loss before income tax	$(4)	$(401)
Income tax benefit	-	-
Loss from discontinued operations, net of tax	$(4)	$(401)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of September 29, 2011 and December 31, 2010 include the following:

	As of
	September 29, 2011	December 31, 2010

Assets:
Current assets:
Cash and cash equivalents	$9	$7
Other Receivables	29	4
Amount due from related companies	819	818

Total current assets	857	830

Non-current assets:
Property and equipment, net	15	17

Total assets of discontinued operations	$872	$847

Liabilities:
Current Liabilities:
Accounts payable	$4	$4
Total current liabilities	4	4

Total liabilities of discontinued operations	$4	$4

As the fair value of the assets and liabilities disposed in total were estimated to be equal to Beijing New Media’s net book value as of the closing date, the Company did not recognize any gain or loss on disposal of Beijing New Media.

NOTE 4.	ACCOUNTS RECEIVABLE, NET

At December 31, 2011 and 2010, accounts receivable include the following:

	December 31,
	2011	2010
Accounts receivable	$40,010	$36,598
Less: allowance for doubtful debts	6,403	2,040
	$33,607	$34,558

The Company experienced bad debts of $4,737  and $1,117, respectively, during the year ended December 31, 2011 and 2010.

The Company wrote off accounts receivables $493 and $372 in total in 2011 and 2010, when the balances were deemed uncollectible, respectively.

NOTE 5.	INVENTORIES

At December 31, 2011 and 2010, inventories consist of the following:

	December 31,
	2011	2010
Project costs	$7,949	$5,780
Finished goods	1,331
	$9,280	$5,780

NOTE 6.	OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

The following table summarizes the components of other receivables, prepayments and deposits as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Prepaid services fees	$1,332	$933
Advance to vendors	1,972	1,972
Deposit	264	122
Prepaid to agents	2,354	294
Other receivables	1,795	423
	7,717	3,744
Less: allowance for doubtful debts	1,132	134
	$6,585	$3,610

The balance as of December 31, 2011 mainly includes various prepayments to business partners for project development  costs, and advances to suppliers to order goods and equipments.

The balance of prepaid to agent is mainly to pay to the unrelated third party which was business cooperation with the company and will help the company to obtain more market opportunity.

The balance of other receivables as of December 31, 2011, mainly includes the amount $1,417  from Shanghai Jiuhong, (Please see Note 9, long-term investment).

The allowance for doubtful debts increased to $1,132 in 2011 from $134 in 2010, which mainly includes the amount $976 of bad debt from other receivables of Shanghai Jiuhong in 2011.

NOTE 7.	PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment, at cost, consist of:

	December 31,
	2011	2010
Motor vehicles	$1,025	$985
Office equipments and computers	4,328	3,576
	5,353	4,561
Less: Accumulated depreciation and amortization	3,690	2,707
Property and equipment, net	$1,663	$1,854

Depreciation expenses for the years ended December 31, 2011 and 2010 were $893 and $454, respectively.

NOTE 8.	INTANGIBLE ASSETS, NET

The breakdown of the intangible asset balance as of December 31, 2011 and 2010 as well as related amortization period for each asset class is as follows:

	December 31,
Cost	2011	2010	Amortization Period
Databases	$15,350	$14,864	8 years
Strategic alliance	7,608	7,278	5.5 years
Non-compete agreement	341	327	2 years
Software	680	397	8 years
Customer relationship	814	782	5.2 years
Competed technology	530	509	4.2 years
Partnership agreement	1,494	1,435	4.2 years
	26,817	25, 592
Less: accumulated amortization	12,738	8,144
Net	$14,079	$17,448

Amortization expense for the years ended December 31, 2011 and 2010 was $4,065 and $3,547 respectively.

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of December 31, 2011 are expected to be as follows:

2012	$4,045
2013	4,036
2014	3,989
2015	1,702
2016	307
$14,079

The Company recognized no impairment loss on intangible assets with definite lives in years ended December 31, 2011 and 2010.

NOTE 9.	LONG TERM INVESTMENT

In December 2008, New Yulong IT invested in Shanghai Jiuhong Investment Group Limited (“Jiuhong”) for a 19.8% equity interest, as an initial attempt to expand its data mining service into commercial real estate leasing market with Jiuhong. The investment is accounted for under the cost method, as the Company does not have a significant influence over the business and operations of Jiuhong.

The Company did not receive any dividends in 2011  and 2010, and has not received any dividends in excess of the proportionate share of accumulated earnings since the date of acquisition, as a reduction of the cost of the investment.

In the third quarter, the Company performed an impairment test and estimated that the expected cash flows from the investment would be significantly lower than our estimate before. Moreover, the Company believed such a decline in the value of a long term investment would be other than temporary. Therefore, an impairment charge of $1,059  has been recorded and the carrying amount of the investment was reduced to $784 to recognize the decline.

In the fourth quarter, by reviewing the Shanghai Jiuhong’s financial statements and communicating with their management team, Jiuhong reduced  its registered capital in 2011 and therefore, the investment of Newyulong to Jiuhong was reduced from $1,870 to $453 and we hold 19.2% shares of Jiuhong accordingly. The reduction of Newyulong’s long-term investment was transferred to other receivables , and we offset the impairment charge of $1,059 in the fourth quarter. At the same time, after discussing with the Jiuhong’s Board of directors and considering their solvency, the company made a bad debt provision  of $976 for the other receivables.

NOTE 10.	GOODWILL

As of December 31, 2011 and 2010, the balances of goodwill include the following:

	December 31,
	2011	2010
Goodwill	$3,340	$3,209
Less: accumulated impairment loss	-	-
	$3,340	$3,209

The balance of goodwill was recognized in acquisition of Haicom. The Company performs its annual goodwill impairment tests on December 31, 2011. Based on the impairment tests performed, no impairment charges were recognized in 2011 and 2010.

NOTE 11.	SUBSIDY INCOME

The following table provides detailed information about our subsidy income for the year ended December 31, 2010.

	Year ended
	2011	2010
VAT refund	$932	$272
Subsidies for R&D	623	248
	$1,555	$520

NOTE 12.	INCOME TAX EXPENSE

The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. The Company, its subsidiaries and the VIEs each files their taxes individually.

United States

Jingwei International Limited is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the periods presented, and  its earnings are permanently invested in PRC.

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

The provisions for income tax expense (benefit) from continuing operations consisted of the following:

	December 31,
	2011	2010
Current income tax expense	$462	$327
Deferred income tax benefit	(539)	(198)

Total provisions for income taxes	(77)	$129

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities were as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowances and reserves	$1,434	$413
Unrealiazable profit	68
Net operating loss - China	230	272
Total gross deferred tax assets	1,732	685
Valuation allowance	(1,061)	(272)

Total net deferred tax assets	671	413
Deferred tax liabilities:
Amortization of acquired intangibles at fair value	1,008	1,224

Total net deferred tax liabilities	$337	$811

	December 31,
	2011	2010
Current deferred tax assets	$671	$413

Current deferred tax liabilities	269	259
Non-current deferred tax liabilities	739	965
Total net deferred tax liabilities	$337	$811

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. The Company did not recognize any interest or penalties for the years ended December 31, 2011 and 2010 related to unrecognized tax benefits.

Out of the total retained earnings of $29,901 as of December 31, 2011, undistributed foreign earnings from Chinese subsidiaries totaled $30,428 . Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal income tax or PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to up to $3,043  of PRC foreign withholding tax. Furthermore, any dividends or any deemed dividends received by Jingwei, if any, less any expenses and loss carryovers, would  be subject to a 34% U.S. federal income tax.

The following table reconciles the Company’s effective tax for the periods presented:

	Year ended December 31,
	2011	2010

Provision for income taxes at applicable income tax rate	$276	$2,634
Non-deductable expenses	4	1
Extradeduction from R&D deduction	(106)	(43)
Tax exemption of PRC subsidiary	(1,125)	2,499
Change in valuation allowance	975	36
Effect of previously unrecognized tax loss utilized	(101)	-

Effective enterprise income tax	$(77)	$129

For the year ended December 31, 2011, the Company recognized an income tax benefit of $77 on income before income taxes of $1,085, representing an effective income tax rate of (7.1%), as compared to an income tax expense of $129 on  income before income taxes of $10,414, representing an effective income tax rate of 1.3% in 2010. The significantly lower effective tax rate than the statutory income tax rate in the current period is attributed to the following factor: 1. To make the best use of Xinguochuang’s preferential tax status starting from 2010, the Company has shifted a significant portion of business operations from New Yulong Software and other affiliates to Xinguochuang, resulting in a significant tax saving in 2011 and in 2010; 2. The company obtained large tax exemption from its PRC subsidiaries.

NOTE 13.	OTHER PAYABLES

As of December 31, 2011 and December 31, 2010, accruals and other payables include the following (in thousands):

	December 31,
	2011	2010
Accruals	$917	$1,134
Other payable for Haicom’s shareholder	1,259	756
	$2,176	$1,890

The balances of other payables as of December 31, 2011 and December 31, 2010 refer to the outstanding payment obligations in relation to the acquisition of Haicom. Considering the smooth transition after the completion of acquisition, the Company entered into supplementary agreements separately on August 31, 2011 and September 5, 2011 with former shareholders of Haicom: 1. to remove the performance conditions; 2. to replace the contingent share payment arrangement with a cash installment plan, which includes the first payment of $1,252 to be made before September 30, 2011 and the second payment of $1,259 to be made before January 31, 2012; 3. to reduce the total payment obligation by $616 in return .

NOTE 14.	RELATED PARTY TRANSACTIONS

In relation to the business disposal of Beijing New Media, the Company recorded $873(RMB 5,546,216) as amount due from the shareholder, Mr. George Du. After the disposal, Jingwei recorded $824 as amount due to related parties, which refer to Beijing New Media, because Beijing New Media has changed from a subsidiary of the Company to a related entity completely owned by Mr. George Du.

The company paid $824 to Beijing New Media before December 31, 2011, and the company received the funds of $635 from Mr Du in March, 2012. The balance will be paid by Mr Du before June 30, 2012.

NOTE 15.	SHARE-BASED COMPENSATION

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

On April 16, 2008 the Company granted a total of 63 key employees of the Company, options to purchase a total of 301,100 shares of the Company’s common stock at a strike price equal to US$4.95 and vested equally in four years. The contractual term is 10 years and it is non-transferable. The options were valued at $2.278 on the grant date.  The Company recognized $51 share-based compensation expense in 2011. As of December 31, 2011, 13 employees are in service.

On September 29, 2009 the Company granted to Rick Luk, the CEO of the Company, options to purchase a total of 200,000 shares of the Company’s common stock at a strike price equal to US$1.64. The contractual term is 10 years. The options were valued at $0.883 per unit on the grant date. On June 29, 2010 the Company entered into an amended stock option agreement with Rick Luk to shorten the vesting period from three years in the original agreement to two years. The Company recognized $18 share-based compensation expense in 2011. Rick forfeited his remaining option after his resignation on May 1, 2011.

On February 23, 2010 the Company granted to Yong Xu, the CFO of the Company, options to purchase a total of 150,000 shares of the Company’s common stock at a strike price equal to $2.05 to be vested over two years. The contractual term is 10 years. The options were valued at $1.21 per unit on the grant date. The Company recognized $60 share-based compensation expense in 2011. Yong forfeited his remaining option after his resignation on January 13, 2012.

On September 7, 2010, the Company granted a total of 43 key employees of the Company, under the Company’s 2008 Omnibus Securities and Incentive Plan, options to purchase a total of 500,000 shares of the Company’s common stock at a strike price equal to US$4.10 and vested equally in four years. The contractual term is 5 years and it is non-transferable. The options were valued at $2.02 per unit on the grant date. The Company recognized $87 share-based compensation expense in 2011. As of December 31, 2011, 24 employees are in service.

The vesting periods of the options under the Plans are determined based on individual stock option agreements. Options granted to the officers generally were vested and became exercisable over two years. Options granted to the employees in 2008 and 2010 became vested and exercisable over four years at an equal annual rate of 25% from the date of grant. In total, there were 355,453 shares outstanding, including those vested and those expected to vest, as of December 31, 2011.

On June 12, 2008 the Company granted to Strategic Growth International, Inc (“SGI”) options to purchase a total of 150,000 shares of the Company’s common stock at a premium strike price of US$7.00 per share as part of the compensation for investor relations service (the “Service”). The contractual term is 5 years. These options vest in 4 quarterly installments in equal amount of 25,000 beginning with the date of the grant and the balance of 50,000 vesting on June 5, 2009. Due to service termination by the Company, there were only 33,000 shares outstanding, all vested and exercisable, as of December 31, 2011. The options were valued at $2.67 per unit on the grant date. The Company recognized $0 share-based compensation expense in 2011.

On November 5, 2009, the Company granted ToneTat Investment Limited (“ToneTat”) options to purchase a total of 500,000 shares of the Company’s common stock at a strike price of $2.10 per share as compensation for investor relations and financial advisory services. The contractual term is 3 years and it is non-transferable. On May 7, 2010, the Company executed an amendment with ToneTat to extend the service term to March 31, 2011, and to modify the vesting conditions of the last 300,000 options to require satisfactory completion of duties until then. The options to purchase 100,000 shares of the Company’s common stock were valued at $0.76 per unit on November 5, 2009, the options to purchase 100,000 shares of the Company’s common stock were valued at $2.72 per unit on May 5, 2010, and the options to purchase 300,000 shares of the Company’s common stock were valued at $0.06 per unit on May 5, 2010. The Company recognized $18 share-based compensation expense in 2011.

In total 255,997 stock options have been exercised. The Company bought back 23,042 shares of public stock  related to stock option as treasury stock in 2011, and accounted for it as an equity transaction under cost method.

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

The following table summarizes all Company stock option and warrant transactions for the years ended December 31, 2011 and December 31, 2010:

	Number of options and warrants	Weighted- average exercise price	Weighted-average remaining contractual life (Years)
Outstanding, January 1, 2010	2,053,250	$5.27	3.21
Granted	750,000	3.42
Forfeited	311,450	4.56
Exercised	14,000	1.90
Outstanding, December 31, 2010	2,477,800	$4.82	2.58
Granted	300,000	$2.10
Forfeited	1,633,350	$5.76
Exercised	255,997	1.79
Outstanding, December 31, 2011	888,453	$3.05	2.51

Exercisable options and warrants as of December 31, 2011:

Range of exercise prices	Number outstanding currently exercisable as of December 31, 2011	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options currently exercisable

$2.05-$7.00	653,466	1.66	$2.80

The total exercisable options and warrants as of December 31, 2011 include: a) 533,000 shares of options issued to consultants in 2008, 2009 and 2011; b) 120,466 shares issued to employees under the 2008 and 2010 Incentive Plan.

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

In accordance with ASC 718 Stock Compensation, the Company has recorded stock-based compensation expense during year ended December 31, 2011 and 2010 of $234 and $556 in connection with the issuance of these options.

On June 2, 2011, the Company’s Board of Directors has authorized to repurchase up to an aggregate of $2 million of its outstanding common shares in the next twelve months (the “Share Repurchase Program”), subject to market and other conditions. Under the Share Repurchase Program, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. During the year ended December 31, 2011, the Company has repurchased 18,354 shares at $2.19 per share on average. The Company has 44,396 treasury shares as of December 31, 2011.

NOTE 16.	BASIC AND DILUTED EARNINGS PER SHARE

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

	December 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$1,158	$9,884
Denominator for basic earnings per share—weighted average shares outstanding	20,413,826	18,707,424
Dilutive effect of stock-based compensation plan	26,206	226,235
Dilutive effect of contingently issuable shares	-	-
Denominator for diluted earnings per share	20,448,659	18,933,659
Net income from continuing operations attributable to common stockholders:
Earnings Per Share
Basic earnings per share	$0.06	$0.55
Diluted earnings per share	$0.06	$0.54
Net income from discontinued operations attributable to common stockholders:
Basic earnings per share	$(0.00)	$(0.02)
Diluted earnings per share	$(0.00)	$(0.02)
Net income attributable to common stockholders:
Basic earnings per share	$0.06	$0.53
Diluted earnings per share	$0.06	$0.52

The Company had 862,247 and 2,251,565 common stock options and warrants outstanding in 2011 and 2010, respectively, which were antidilutive to the per share in those periods, as their exercise prices were above the average market values in such periods.

NOTE 17.	SEGMENT INFORMATION

The Company has two reportable segments based on the type of services provided, i.e. data mining services, and software and system services. Information for the segments for years ended December 31, 2011 and 2010 in accordance with ASC 280 Segment Reporting is shown separately as follows:

	December 31
	2011			2010
	Data Mining Services	Software Services	Total	Data Mining Services	Software Services	Total
Net Revenue	$14,974	$20,986	$35,960	$17,904	19,737	$37,641
Gross profit	7,750	8,219	15,969	7,343	10,821	18,164
Net Income	562	596	1,158	3,996	5,888	9,884
Segment Assets	41,646	38,197	79,843	40,879	35,309	76,188
Depreciation& Amortization	4,566	392	4,958	3,724	246	3,970
Expenditure for segment assets	$635	69	704	$636	190	$826

There is no inter-segment revenue. Segment assets include property and equipment and intangible assets.

NOTE 18.	VIE

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

Intellectual Property Agreement. Under the intellectual property agreement, Jingwei HengTong granted Jingwei Communications a non-exclusive, nonassignable and non-transferable license to use certain intellectual property, including without limitation, certain trademarks, consumer data bases, and a software copyright and license for use exclusively in the PRC. Jingwei HengTong will retain the sole and exclusive rights in the intellectual property, including any improvement, upgrades and derived products, no matter whether such products are created by Jingwei HengTong and Jingwei Communications. The annual license fee for all intellectual property is RMB1,000,000. Jingwei HengTong has the right to waive payment, or adjust the amount of any license fees at any time, during the course of the agreement. This agreement is for a five year term expiring on February 8, 2012, subject to early termination in accordance with the terms therein. On February 3, 2012, this agreement was renewed until February 7, 2013 by both parties. In the case of non-renewal of the agreement, Jingwei Communication shall not have any rights granted pursuant to this agreement and will refrain from further direct or indirect use of the intellectual properties identified in the Appendix of such agreement, upon and after the expiration or termination of such agreement. If that situation arises, which we deem as highly unlikely, Jingwei Communication’s ability to conduct its business may be materially and adversely affected, and the Company may even have to deconsolidate the VIEs.

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

None of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets. As of December 31, 2011 and December 31, 2010, respectively, there was $8,297 and $15,059 of liabilities of the Company’s consolidated VIEs for which creditors did not have recourse to the general credit of the Company or its subsidiaries.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	Years Ended December 31,
	2011	2010
Total assets	$53,147	$53,122
Total liabilities	$8,296	$15,059

	Years Ended December 31,
	2011	2010
Revenues	$28,915	$28,047
Net Income	$(218)	$10,004

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

As of December 31, 2011, there were $29.9 million retained earnings in aggregate available for distribution, aside from $3.8 million statutory reserve fund. The retained earnings from PRC subsidiaries and VIEs are subject to 10% PRC dividend withholding taxes upon distribution. There were no significant differences between retained earnings as determined in accordance with PRC accounting standards as compared to retained earnings as presented in our financial statements.

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

Foreign currency exchange regulation in China is primarily governed by the following rules:

Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. Foreign invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

NOTE 19.	MAJOR CUSTOMERS

The Company had sales to three customers  that accounted for approximately 29% and 25% of net sales during the year ended December 31, 2011 and 2010, respectively. These customers accounted for approximately 4% and 13% of accounts receivable balance as of December 31, 2011 and 2010, respectively.

NOTE 20.	MAJOR SUPPLIERS

The Company had purchases from three vendors  that accounted for approximately 40% and 33% of purchases during the year ended December 31, 2011 and 2010, respectively. These vendors accounted for approximately 42% and 17% of account payable balance as of December 31, 2011 and 2010, respectively.

NOTE 21.	COMMITMENTS AND CONTINGENCIES

Lease Commitment

Future minimum lease payments under non-cancellable operating leases as of December 31, 2011 are as follows (in thousands):

Within 1 year	$271
Within 1-2 years	48
Thereafter	-
$319

NOTE 22.	SUBSEQUENT EVENTS

On January 6, 2012, Jingwei announced the receipt of a letter from the Chairman of the Board of Directors and Interim Chief Executive Officer regarding a proposed transaction by which the Company would voluntarily de-list from the NASDAQ Global Market (“Going Private”).

On January 12, 2012, Mr. Yong Xu resigned from his position as Chief Financial Officer of the Company, and he agreed to serve as an advisor to the Company before the new successor is appointed.

On February 29, 2012, the company paid the balance of the other payables related to the acquisition of Haicom, totaling $1,259.

On March 30, 2012, the Company announced that its previously disclosed “going private” transaction designed to eliminate Jingwei’s status as a public company in the U.S. has been consummated.

On March 30, 2012, following suspension of trading in Jingwei’s common stock on the NASDAQ, the Company effected a 1 for 20,000 reverse stock split, with the result that all shareholders owning less than 20,000 shares as of 7:00am (EDT) on the same day, will receive a cash payment of $2.20 per shares from a fund established by Jingwei with the exchange agent for the transaction. Immediately following the reverse stock split, Jingwei effected a 20,000 for 1 forward stock split, with the result that all shareholders owning more than 20,000 shares as of 7:01am (EDT) on the same day will continue to hold the same number of shares as they did prior to both stock splits.

In March 2012, two putative class actions were filed in District Court for Clark County, Nevada, against the Company and a number of the Company’s directors and current and former executive officers on behalf of all owners of our common shares (other than the defendants), seeking injunctive and other relief with regard to the Going Private proposal made by Mr. Du. The cases are in preliminary stages according the Company is unable to predict the outcome of these actions or whether the Company will incur any liability associated with the actions or estimates the effect such outcome would have on the Consolidate Financial Statements. The Company denies liability and intends to vigorously defend itself.

Except for the above events, the Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

